Form 10-K
period 2026-01-03
IRIDEX CORP
filed 2026-04-02
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2026

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $14,240,692 as of June 27, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the Nasdaq Capital Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2026, Registrant had 17,307,401 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange commission within 120 days after the end of the fiscal year to which this report relates.

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
•
macroeconomic conditions, including the impact of global pandemics, outbreaks or other public health emergencies, global and geopolitical uncertainty and conflicts, global supply chain interruptions, government shutdowns, the imposition of various sanctions, trade restrictions and tariffs, inflation concerns, unexpected changes in tax law or policy, and changing interest rates on our business and results of operations;
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

•
our ability to remain in compliance with The Nasdaq Stock Market LLC’s (“Nasdaq”) continued listing requirements;
•
our ability to raise additional capital;
•
our ability to issue additional shares of preferred stock;
•
the future trading prices of our common stock; and
•
our ability to pay dividends in the future.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Our proprietary MicroPulse® Technology and Endpoint Management™ Technology are used for the treatment of glaucoma and retina disorders. Both technologies are offered as optional treatment modes in select laser consoles in addition to the standard continuous-wave (“CW”) treatment mode. They allow low-energy, subvisible, tissue-sparing laser therapy by different means: MicroPulse technology uses short, microsecond-long laser pulses that allow tissue to cool between pulses giving physicians finer control of thermal elevation to minimize tissue damage. Endpoint Management technology uses a delivery algorithm to titrate the laser energy. CW laser photocoagulation can stabilize vision over the long term but can also result in varying degrees of vision loss. Both MicroPulse and Endpoint Management technologies have demonstrated clinical efficacy with a safer profile compared to standard high-energy CW laser for the treatment of both retinal diseases and glaucoma.

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

In the fiscal year ended January 3, 2026 (“fiscal year 2025”) and the fiscal year ended December 28, 2024 (“fiscal year 2024”), our products were sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany, Italy, UK (Glaucoma), India, and other smaller markets) primarily through Topcon Corporation (“Topcon”) and other independent distributors. Total revenues in fiscal years 2025 and 2024 were $52.7 million and $48.7 million, respectively. We generated net losses of $4.4 million and $8.9 million in fiscal years 2025 and 2024, respectively.

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

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions exhibit challenges that can affect capital equipment purchasing demand and timing, including recessionary fears, inflation concerns, tariffs and retaliatory responses, trade wars, conflicts in the Middle East, lapse in government funding, healthcare reform initiatives, heightened interest rates as a result of government actions to combat inflation, and uncertainty in the global banking and financial services market, as well as other geopolitical developments and uncertainty, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers extend purchase decision cycles that have impacted and may continue to impact our operations.

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

For some retinal disorders, traditional treatments such as standard continuous wave (“CW”) laser photocoagulation and injected pharmaceuticals have significant shortcomings. CW laser photocoagulation can stabilize vision over the long term but can also result in varying degrees of vision loss, while pharmaceuticals require repeated painful injections that may cause side effects including an increased risk of eye infections. Furthermore, the repeated injections are demanding on physicians, patients, and the healthcare system in terms of time and cost. As a result, there is a growing interest in alternative approaches that can provide comparable or better patient outcomes with an improved safety profile at lower costs. Our medical retina business is dedicated to developing and providing such innovative and effective treatments for retinal diseases.

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

Our solutions build on traditional CW laser and innovative technology, such as:

•
Our proprietary MicroPulse technology chops a CW laser beam into an envelope of repetitive short “ON” pulses with longer “OFF” periods that allow tissue to cool between pulses. CW laser is analogous to holding your hand still over a candle flame; your hand will quickly burn. MicroPulse is analogous to moving your hand quickly in and out of the candle flame; your hand has time to cool between passes to avoid burning. MicroPulse has been clinically proven to be effective and safe for the treatment of glaucoma and retinal diseases, with a growing body of clinical evidence published over the past decade. We have developed applications of our MicroPulse technology for the treatment of eye diseases, providing a range of options for physicians and patients seeking improved outcomes with reduced risks.
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

Treats glaucoma with our IQ laser systems. MicroPulse laser is delivered through a mechanical and optical delivery device and targets the trabecular meshwork. Physicians describe the technique as MicroPulse Laser Trabeculoplasty (“MLT”). It is believed that the MLT procedure improves trabecular meshwork outflow and thus lowers IOP. We believe that the MLT procedure provides incremental clinical benefits relative to other laser trabeculoplasty procedures such as scanning laser trabeculoplasty (“SLT”).

Glaucoma	PSLT Increase outflow via trabecular meshwork

Pattern Scanning Laser Trabeculoplasty (“PSLT”) is a computer-guided therapy that provides precise placement of laser patterns along the trabecular meshwork, independent of the visibility of lesions. PSLT provides rapid, precise, and subvisible computer-guided treatment with exact placement of the patterns for the lowering of IOP.

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

PASCAL Laser System. The Iridex PASCAL is available in either 532 nm or 577 nm wavelengths. Pattern Scanning Laser Trabeculoplasty (“PSLT”) is a tissue-sparing laser treatment for reducing IOP in open angle glaucoma. PSLT provides a rapid, precise, and minimally traumatic computer-guided treatment that applies a sequence of patterns onto the trabecular meshwork.

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

PASCAL Laser System. The Iridex PASCAL is available in either 532 nm or 577 nm wavelengths. It offers the ultimate combination of pattern scanning, Endpoint Management Technology, PSLT and MicroPulse Technology, providing physicians with expanded treatment capabilities in a smaller, ergonomically-optimized laser platform.

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

Single-use Disposable Probes

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

We seek to provide superior customer support and service and believe that our customer service and technical support distinguish our product offerings from those of our competitors. We provide depot service at our Mountain View facility for our products. Our customer support representatives assist customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product-related questions. We maintain a telephone service line to service our customers. If a problem with a depot serviceable product cannot be diagnosed and resolved by telephone, a service loaner is shipped promptly (based on the availability) to domestic customers under warranty or service contract or by the most rapid delivery means available to our international customers, and the problem unit is returned to us. The small size and rugged design of our products allows for economical shipment and response to customers worldwide.

Sales and Marketing

Our sales and marketing strategies for fiscal year 2025 focused on the United States and Germany, primarily through our direct sales team, while we worked with independent distributors for international sales (excluding Germany). We have 18 direct sales personnel in the United States, one in Germany, and four team members dedicated to managing our distribution sales efforts globally. Sales operations are managed from our headquarters in Mountain View, California. In fiscal 2025, international sales accounted for 55.9% of our revenues. We anticipate that our international sales will remain a significant contributor to our revenue in the future. Our customers are located in Europe, Asia, the Pacific Rim, the Middle East, Africa, Canada and Latin America. We usually enter into exclusive distribution agreements with our international distributors that can be terminated by either party with a 90-day notice.

International sales may be affected by factors such as currency fluctuations, governmental controls, export technology restrictions, political instability, conflicts, trade restrictions, tariff changes, tax treaties, and economic conditions in each country where we sell our products.

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

Operations

Our overall manufacturing strategy is to continuously develop and refine our processes to achieve our objectives of continuity of supply, quality of supply and margin enhancement. Over time, this may lead to in-sourcing or outsourcing certain functions, including manufacturing, in various geographic locations in order to achieve our objectives.

The manufacture of our visible light and infrared laser consoles and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control testing and quality assurance review before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. Currently we have a total of 14 employees engaged in manufacturing activities for these products.

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

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from acquisitions that we make. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 67 active United States patents and 94 active international patents on the technologies related to our products and processes. In addition, we have 12 patent applications pending in the United States and 19 international patent applications pending. Our patent applications may not be approved.

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

In the United States, medical devices are classified into one of three classes - Class I, II or III. The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for the FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) pre-market notification will be required for marketing. Under the FDA regulations, Class I devices are mostly subject to general controls (for example, labeling, pre-market notification and adherence to Quality System Regulations (“QSRs”) requirements). Class II devices typically receive marketing clearance through a 510(k) pre-market notification. For Class III devices, a pre-market approval (“PMA”) application will be required unless the device is a pre-amendments device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) and PMAs have not been called for. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is substantially equivalent to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies and/or non-clinical studies of the device’s safety and effectiveness be performed. Further, the FDA issued a final rule in February 2024 replacing the QSR with Quality Management System Regulation (“QMSR”), which went into effect on February 2, 2026, replacing the former Quality System Regulation, and incorporates by reference the quality management system requirements of ISO 13485:2016.

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

Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FD&C Act requires devices to be manufactured to comply with applicable QMSR regulations which impose certain procedural and documentation requirements upon us with respect to design, development, manufacturing and quality assurance activities. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health, to determine our compliance with QMSR and other regulations, and these inspections may include the manufacturing facilities of our subcontractors.

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

In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies where the law is ambiguous. This landmark Supreme Court decision may invite more stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current presidential administration, including measures implemented by the Department of Government Efficiency, may lead to new policies and changes in the regulations that can increase our compliance costs.

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

In order to maintain a Canadian Medical Device License (“MDL”), which is needed to sell a medical device in Canada, the holder of the MDL (the “regulatory manufacturer”) must obtain an ISO 13485:2016 certificate through the Medical Device Single Audit Program (“MDSAP”). The MDSAP requirement is new to Canada, and manufacturers that received an MDL prior to adoption of this requirement are required to transition to the MDSAP. To address this Canadian medical device licensing requirement, we transferred our MDLs to Salient Medical Solutions (“Salient”), our distributor and regulatory manufacturer in Canada and an entity that is certified under MDSAP. We continue to fabricate the devices as Salient’s contract manufacturer. Salient has the licenses necessary to import and sell our products into Canada.

Changes in existing requirements or adoption of new requirements or policies by the FDA or other foreign and domestic regulatory authorities could arise during the development or marketing of our markets and could adversely affect our ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. We may be required to incur significant costs to comply with laws and regulations in the future. These laws or regulations may have a material adverse effect upon our business, financial condition or results of operations.

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

Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health-care costs by imposing limitations on reimbursable procedures and the exploration of more cost-effective methods of delivering health care. In general, these government and private measures have caused health care providers, including our customers, to be more selective in the purchase of medical products. In addition, changes in government regulations or in private third-party payers’ policies may limit or eliminate reimbursement for procedures employing our products, which could have a material adverse effect on our business, results of operations and financial condition.

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

Human Capital

Our employees are our human capital and they are our greatest strength and most valuable resource. As of January 3, 2026, we had a total of 93 full-time equivalent employees engaged in our ongoing operations, including 42 in operations (including manufacturing, quality, logistics and service), 26 in sales and marketing, 11 in research and development and 14 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. As of January 3, 2026, we had 15 such persons serving in such roles.

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

Investors and others should note that we announce material financial information to our investors using SEC filings, press releases, our investor relations website, public conference calls and webcasts. We use these channels as well as social media to communicate with investors, customers and the public about our company, our products and other issues. It is possible that the information we post on social media channels could be deemed to be material information. We encourage investors, our customers, and others interested in Iridex to review the information we post on our Facebook page (www.facebook.com/Iridex) and X feed (https://x.com/Iridex). Any information on, or that can be accessed through, our website and social media channels is not part of this report.

Item 1A. Risk Factors

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties outside of our control that could cause our actual results to be harmed, including risks regarding the following:

General economic factors

•
general macroeconomic conditions, including those resulting from ongoing geopolitical uncertainty and tensions, uncertainty in tax law or policy, tariffs, trade wars, inflationary pressures and changing interest rates, a reduction in business confidence and activity, global pandemics and responsive measures and the Russia-Ukraine conflict and the conflicts in the Middle East.

Operational factors

•
the success of our relationship with our strategic partner and main distributor Topcon;
•
quality control and production issues;
•
the complexity of our laser systems;
•
defects in our laser systems;
•
direct and independent sales forces and a network of international distributors to sell our products;
•
dependence on international sales and third-party manufacturers;
•
competition in our industry;
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
•
compliance with government regulations, including the FDA’s quality management system regulation and laser performance standards;
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

The Initial Novel Note is convertible at Novel’s option into shares of our Series B Preferred Stock at an initial conversion price of $10.00, subject to any adjustments set forth in the Initial Novel Note, In addition, any Novel Growth Notes issued in the future will be convertible at Novel’s option into shares of our common stock at a conversion price equal to the lesser of (x) a maximum conversion price as set forth in the Novel Note Purchase Agreement and (y) the greater of (A) the average closing price of the our common stock for each trading day after the applicable closing date in the calendar quarter immediately preceding the date of such conversion date and (B) a price floor of $0.21. The Novel Growth Notes will be issuable in three installments, with one-third of the aggregate principal amount being issuable on each of the first, second and third anniversaries of March 19, 2025 and ending 90 days following such anniversary, subject to the terms and conditions in the Novel Note Purchase Agreement. We have not issued any Growth Notes, but may do so in the future.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 18 employees, and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of four people. We generally grant our distributors exclusive territories for the sale of our products in specified countries and regions. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year 2025, our international sales were $29.5 million, or 55.9% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the fiscal year 2025 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

We are subject to macroeconomic fluctuations in the U.S. and worldwide economy including inflationary pressures that may cause the cost of manufacturing our products or servicing our products to increase. Concerns about consumer and investor confidence, trade wars, tariffs, volatile corporate profits and reduced capital spending, geopolitical tensions and conflicts, terrorist and military activity, civil unrest, pandemic-related illness and other factors could reduce customer orders or cause customer order cancellations. For example, political and social turmoil related to international conflicts, such as that occurring in Russia-Ukraine and conflicts within the Middle East, and terrorist acts may put further pressure on economic conditions in the United States and abroad.

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

Certain of our materials may be subject to the effects of various trade agreements, treaties and tariffs. In fiscal year 2025, the United States imposed tariffs on various goods from various countries throughout the world, including China, Canada, Mexico and the EU. As a result, Canada, the EU, China and other trade partners responded with retaliatory tariffs on certain United States exports. .. It is uncertain whether such tariffs will remain in effect or if additional tariffs, including retaliatory tariffs, will be imposed. On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Power Act and immediately after, the U.S. Administration initiated new tariffs at different rates under alternative legislative powers, which increases the uncertainty around tariffs.

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

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•
general macroeconomic conditions, including inflationary pressures and changing interest rates, global supply chain interruptions, government shutdowns, changes in tax law or policy, tariffs, geopolitical tensions and conflicts, and global pandemics and related responsive measures;
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

Our principal ophthalmic laser competitors are Alcon Inc., Bausch Health Companies Inc., Carl Zeiss Meditec AG, Lumenis Ltd., Nidek Co. Ltd., Lumibird, ARC GmbH, Meridian, OD-OS GmbH and Norlase. Our alternative glaucoma surgical device competitors are Alcon, Inc., Novartis AG, Allergan, Inc., Glaukos Corporation, Sight Sciences, and New World Medical, Inc. Pharmaceuticals represent alternative treatments to our laser procedures. Some of our principal pharmaceutical competitors are Alcon, Inc., Allergan, Inc., Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., and Roche Holding Ltd. (Genentech). Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical device companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

While we do not bill directly to Medicare, Medicaid or other third-party payors, because payment is in many cases available for our products from such payors, many healthcare laws place limitations and requirements on the manner in which we conduct our business (including our sales and promotional activities and interactions with healthcare professionals and facilities) and could result in liability and exposure for us. The laws that may affect our ability to operate include (i) the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid, (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us if we provide coding and billing advice to customers, or under theories of “implied certification” where the government and qui tam relators may allege that device companies are liable where a product that was paid for by the government in whole or in part was promoted “off-label,” lacked necessary clearance or approval, or failed to comply with good manufacturing practices or other laws; (iii) transparency laws and related reporting and disclosures requirements such as the federal Sunshine Act, now known as Open Payments; and/or (iv) state law equivalents of each of the above federal laws, including, without limitation anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts. There is significant uncertainty in the life sciences industry due to potential government shutdowns, layoffs and staff departures at the federal agencies, like the FDA, tariffs, and funding cuts for research, which can have a material effect on the operations of our customers and their demand for our products. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our operations being found in violation of these laws is increased by the fact that the government’s provisions are open to a variety of evolving interpretations and enforcement discretion. Compliance with Open Payments, commonly known as the Sunshine Act, has presented a number of challenges to companies such as ours, in terms of interpretation of the law and its implementation. Under the Sunshine Act, Centers for Medicare & Medicaid Services (“CMS”) has the potential to impose penalties of up to $1.44 million per year for violations, depending on the circumstances and adjusted annually for inflation, although enforcement has been negligible to date. Payments reported under the Sunshine Act also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute and other healthcare laws. The risk that we may be found in violation of these laws may be increased by the fact that we do not have a formal healthcare compliance program in place. Further, while safe harbors may in some instances be available and utilized by companies to reduce risks associated with the Anti-Kickback Statute and certain other healthcare laws, we have not necessarily utilized such safe harbors nor fully followed all elements required to claim the benefit of such safe harbors in all possible instances. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

In addition, the One Big Beautiful Bill Act (the “OBBBA”), which was signed into law in July 2025, includes provisions that will impact the United States healthcare system in various ways, including budget cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, the resulting changes may increase the cost and complexity of completing clinical development of and launching any new products, which could adversely affect our business and prospects. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and healthcare measures and agency rules implemented by the government on us and the healthcare industry as a whole is unclear.

It is unclear how future legislation, executive orders, new regulations, and other actions by federal and state governments, including changes in the leadership of FDA and other federal agencies, will impact the industry, including our business and that of our customers. Budget cuts to research and federal agencies, layoffs at federal agencies, hiring freezes, return-to-office policies, the current government shutdown, lapse in government appropriations and other measures taken by the current administration, including measures by the Department of Government Efficiency, can have a material impact on our industry, including the business of our customers and our operations. In the future, to the extent we or our partners develop any medical devices subject to FDA regulation, failure to comply with applicable regulatory requirements can result in enforcement action by the government, which may include warning letters, untitled letters, fines, injunctions, civil penalties, recall or seizure of products, among others.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of January 3, 2026, our patent portfolio includes 67 active United States patents and 94 active international patents on the technologies related to our products and processes. In addition, as of January 3, 2026, we have 12 patent applications pending in the United States and 19 international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components and fully-assembled products on a purchase order basis. Some of our suppliers and manufacturers are sole or limited source suppliers. In addition, some of these suppliers are relatively small private companies whose operations may be disrupted or discontinued at any time. There are risks associated with the use of independent manufacturers, including the following:

•
the impact of macroeconomic conditions, including geopolitical conflict and instability, any future global pandemic and inflationary pressures on global supply chains and market stability;
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

In addition, in the event it becomes necessary to utilize one or more different contract manufacturers for critical sole and limited source components, and fully-assembled products, or other product components associated with our products, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into new agreements with new suppliers or manufacturers. In such event, we would have to prepare such new suppliers or manufacturers to meet the logistical requirements associated with supplying and manufacturing our products to our specifications, and our business would suffer.

We outsource to third parties certain supply-chain logistics functions, including portions of our product distribution, transportation management and information technology support services.

We rely on certain third-party providers to operate our regional product distribution centers and to manage the transportation of our work-in-process and finished products among our facilities, to our third-party manufacturers and to our customers. We cannot guarantee that these providers will fulfill their respective responsibilities in a timely manner in accordance with the contract terms, in which case our internal operations and the distribution of our products to our customers could be materially adversely affected. Also, we cannot guarantee that our contracts with these third-party providers will be renewed, in which case we would have to transition these functions in-house or secure new providers, which could have a material adverse effect on our business if the transition is not executed appropriately.

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

The FDA imposes a broad range of additional requirements on medical device companies. Our products must be produced in compliance with the applicable requirements of the Quality Management System Regulation (QMSR), which incorporates by reference the quality management system requirements of ISO 13485:2016, replaced the former Quality System Regulation (QSR), and went into effect in February 2026, and our manufacturing facilities are subject to establishment registration and device listing requirements from the FDA, and similar requirements from certain state authorities, and ongoing periodic inspections by the FDA, including unannounced inspections for compliance with applicable requirements. We are subject to monitoring, recordkeeping, and reporting obligations for medical device adverse events and malfunctions; notification of our products’ defects or failure to comply with the FDA’s laser regulations; and reporting of recalls, corrections, or removals of our products. The FDA also imposes requirements for the labeling of our products, and places limitations on claims we are permitted to make about our products in promotional labeling. The Federal Trade Commission has jurisdiction over the advertising of all of our products, which are non-restricted devices, and exercises oversight in coordination with the FDA.

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

We are currently required to demonstrate and maintain compliance with the FDA’s QMSR, which went into effect in February 2026. The QSMR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific recordkeeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSMR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to take satisfactory corrective action in response to an adverse QSMR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. If we or any of our suppliers or contractors fail to meet the regulatory requirements or a regulatory inspection, our operations could be disrupted and our manufacturing interrupted.

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

In addition, the One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025, and made a number of changes to existing tax law, including extending or making permanent certain business and international tax measures initially established under the Tax Act, which were set to expire. The OBBBA requires complex computations to be performed that were initially introduced by the Tax Act. The U.S. Treasury Department, the Internal Revenue Service (the “IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the OBBBA will be applied or otherwise administered that is different from our interpretation. We have considered the impact of the OBBBA in the current financial year. We are also in the process of evaluating the financial statement impact of these provisions for future periods. We do not expect the OBBBA to have a material impact on our consolidated financial statements. As we evaluate the effect of the OBBBA, collect and prepare necessary data, and interpret any additional guidance, we may adjust provisional amounts that we have recorded that may impact our provision for income taxes in the period in which the adjustments are made.

Subsequent legislation, guidance, regulations or audits that differ from our prior assumptions and interpretations, or other factors which were not anticipated at the time we estimated our tax provision could have a material adverse effect on our business, cash flow, results of operations or financial condition. For example, recently enacted California legislation limits the use of state net operating loss carryforwards (“NOLs”) for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOLs, even if we attain profitability.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in our capital structure, including future issuances of securities or the incurrence of debt and the exercise or conversion of our outstanding convertible promissory notes and shares of Series B Preferred Stock, changes in market valuations of other similar companies in our industry and general market conditions, including market volatility due to investor concerns regarding inflation and geopolitical conflicts and tensions, such as the Russia-Ukraine and Middle East conflicts. During the fourth quarter of fiscal year 2025, the closing trading price of our common stock fluctuated from a low of $0.89 per share to a high of $1.23 per share. During the fiscal year 2025, the closing trading price of our common stock fluctuated from a low of $0.79 per share to a high of $1.83 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Specifically, pursuant to the Novel Securities Purchase Agreement, we issued an aggregate of 1,000,000 shares of Series B Preferred Stock. With respect to any matter submitted to the vote of the holders of common stock, the holders of the Series B Preferred Stock are entitled to vote the whole number of votes equal to the number of shares of common stock into which such holder’s Series B Preferred Stock would be convertible into a number of shares of common stock on the record date for the vote or consent of stockholders determined by dividing the purchase price of $10.00 per share of Series B Preferred Stock by an initial conversion price of $2.00 per share, which may be revised through amendment and/or restatement of our Amended and Restated Certificate of Incorporation that is approved by our stockholders. The Series B Preferred Stock also ranks senior to the Common Stock and any other pari passu capital stock of the Company with respect to a bankruptcy or Change of Control Event (as defined in the Designations, Powers, Preferences and Relative and Other Special Rights and the Qualifications, Limitations and Restrictions of Such Series of the Series B Preferred Stock).

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

Our amended and restated certificate of incorporation empowers the board of directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. These provisions give the board of directors the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock. Subject to the rights of holders of Preferred Stock under specified circumstances, our amended and restated certificate of incorporation and bylaws contain other provisions that could have an anti-takeover effect, including the following:

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

Item 2. Properties

We leased a 37,166 square feet facility in Mountain View, California for our corporate headquarters pursuant to a Triple Net Lease dated April 26, 2017 that expired in February 2022. On April 30, 2021, the First Amendment to the Triple Net Lease (“First Amendment”) was executed, among other things, that reduced the portion of the premises leased by the Company to approximately 29,830 square feet and extended the lease term through August 31, 2024. On August 29, 2022 the Second Amendment to the Triple Net Lease (“Second Amendment”) was executed. On September 23, 2023, the Third Amendment to the Triple Net Lease (“Third Amendment”) was executed that extended the lease term through August 31, 2026.

We also lease other facilities internationally, primarily for offices to support international sales and perform general and administrative duties. The leased properties include space in the following locations: Germany and The Republic of The Philippines.

Management believes that the facilities we currently lease are adequate for our current needs and that suitable additional space or an alternative space would be available as needed in the future on commercially reasonable terms.

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

As of March 31, 2026, there were approximately 32 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

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

Ophthalmologists typically use our laser systems in hospital operating rooms and ambulatory surgical centers, as well as their offices and clinics. In operating rooms and ambulatory surgical centers, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a single-use consumable probe, including MicroPulse P3®, G-Probe® and G-Probe Illuminate® delivery devices, and EndoProbe handpieces. In the offices and clinics, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a slit-lamp adapter. Our proprietary MicroPulse® and Continuous Wave laser therapies for glaucoma have been adopted by physicians around the globe as effective tools for managing and slowing the progression of glaucoma.

In fiscal years 2025 and 2024, our products were sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through independent distributors. Total revenues in fiscal years 2025 and 2024 were $52.7 million and $48.7 million, respectively. We generated net losses of $4.4 million and $8.9 million in fiscal years 2025 and 2024, respectively.

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

Our overall manufacturing strategy is to continuously develop and refine our processes to achieve our objectives of continuity of supply, quality of supply and margin enhancement. Over time, this may lead to in-sourcing or outsourcing certain functions, including manufacturing, in various geographic locations in order to achieve our objectives. Cost of revenues consists primarily of our direct manufacturing costs which include the cost of components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead, warranty, royalty and amortization of intangible assets and depot service costs. For certain of our products, we are responsible for the cost of the fully assembled product that is manufactured by a third-party.

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

Impact of the recent Local Coverage Determination on our Business

In 2024, Local Coverage Determination ("LCD") L37531, which relates to Micro-Invasive Glaucoma Surgery (MIGS), was adopted and became effective for services performed on or after November 17, 2024. We believe the reimbursement limitations created by the LCD has increased physician interest in and use of our advanced laser-based treatments for glaucoma.

The LCD clarifies that treatments performed using our laser consoles and probes are not MIGS procedures, and thus, our Cyclo G6® product family is unaffected by the new reimbursement limitations.

In addition to creating some reimbursement advantages for our glaucoma treatments in the United States, the LCD creates opportunity to capture more physician attention to the significant clinical benefits of our products, particularly MicroPulse Transscleral Laser Therapy (MPTLT). Our laser procedures are noninvasive, repeatable, and can be utilized to treat patients across a far broader range of glaucoma’s progression, whether before, after, or even coincident to MIGS procedures.

Moreover, the LCD provides the following reimbursement limitations:

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

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions exhibit challenges that can affect capital equipment purchasing demand and timing, including recessionary fears, tariffs, trade wars, unexpected changes in taxes or policies, inflation concerns, changing interest rates, as well as other geopolitical uncertainties and conflicts, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers extend purchase decision cycles.

The macroeconomic conditions on our business and operations remain uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition.

For more information on risks associated with the current macroeconomic conditions, see the sections titled “Risk Factors” in Item 1A of Part I.

Results of Operations - Fiscal Years 2025 and 2024

Our fiscal year ends on the Saturday closest to December 31. Fiscal year 2025 ended on January 3, 2026 and fiscal year 2024 ended on December 28, 2024. Fiscal year 2025 included 53 weeks of operations and 2024 included 52 weeks.

The following table sets forth certain operating data as a percentage of revenues for the periods indicated.

	Year Ended
	January 3, 2026	December 28, 2024
Revenues	100.0%	100.0%
Cost of revenues	63.5%	59.9%
Gross margin	36.5%	40.1%
Operating expenses:
Research and development	7.0%	11.2%
Sales and marketing	19.7%	25.8%
General and administrative	14.7%	20.1%
Total operating expenses	41.4%	57.1%
Loss from operations	(4.9%)	(17.0%)
Other income (expense), net	(3.4%)	(1.1%)
Loss from operations before provision for income taxes	(8.3%)	(18.1%)
Provision for income taxes	0.1%	0.1%
Net loss	(8.4%)	(18.2%)

Comparison of Fiscal Years 2025 and 2024

Revenues

	Year Ended		Change in $	Change in %
	January 3, 2026	December 28, 2024
Cyclo G6	$13,843	$12,697	$1,146	9.0%
Retina	30,280	27,827	2,453	8.8%
Other	8,552	8,145	407	5.0%
Total revenues	$52,675	$48,669	$4,006	8.2%

Our total revenues increased by $4.0 million, or 8.2%, from $48.7 million in 2024 to $52.7 million in fiscal year 2025. The increase in revenue was primarily driven by higher retina system sales, including Pascal sales, glaucoma probe sales and an extra selling week in the fiscal year.

While we believe that the market for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns discussed above.

Gross Profit

Gross profit decreased by $0.3 million, or 1.4%, from $19.5 million in 2024 to $19.2 million in fiscal year 2025. Gross margin decreased by 3.6% from 40.1% in 2024 to 36.5% in fiscal year 2025. Gross margin decreased primarily due to inventory write‑downs, increased product costs associated with recent tariff developments, and lower capitalization of manufacturing overhead as inventory levels declined.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes, responses to the evolving macroeconomic and geopolitical uncertainty, including tariffs and trade wars, and other factors.

Research and Development

Research and development expenses decreased by $1.8 million, or 32.7%, from $5.4 million in 2024 to $3.7 million in fiscal year 2025. The decrease was related to our cost savings measures we implemented, resulting in lower headcount expenses. Spending on investment in new and expanded products was also curtailed.

Sales and Marketing

Sales and marketing expenses decreased by $2.2 million, or 17.4%, from $12.6 million in 2024 to $10.4 million in fiscal year 2025. The decrease in fiscal year 2025 was related to our cost savings measures, including reductions in workforce that resulted in lower headcount expenses and lower tradeshows and promotional expenses.

General and Administrative

General and administrative expenses decreased by $2.0 million, or 20.9% from $9.8 million in 2024 to $7.7 million in fiscal year 2025. The decrease was a primarily due to a decrease in consulting costs and deal related legal expenses.

Other Income (Expense), Net

Other expense, net, was $1.8 million in fiscal year 2025, driven primarily by the costs associated with the settlement of the Lind Note. Other expense, net, was $0.5 million in fiscal year 2024, consisting of interest and amortization of loan expenses related to the Lind Note transaction and foreign currency loss.

Income Taxes

We recorded a provision for income taxes of $57 thousand for the fiscal year ended January 3, 2026 compared to provision for income of $68 thousand for the fiscal year ended December 28, 2024. The effective tax rate for the fiscal year ended January 3, 2026 was -1.3% compared to an effective rate of -0.8% for the fiscal year ended December 28, 2024. Our effective tax rate decrease is due mainly to the change in valuation allowance. At the end of fiscal year 2025, the valuation allowance totaled $27.5 million.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

Comparison of Fiscal Years 2025 and 2024

As of January 3, 2026, we had cash and cash equivalents of $6.0 million and working capital of $12.0 million compared to cash and cash equivalents of $2.4 million and working capital of $7.0 million as of December 28, 2024.

Net cash used in operating activities was $2.1 million in 2025 compared to net cash used in operating activities of $7.3 million in 2024. The decrease in net cash used in operating activities was primarily due to reduction in net loss and reduction in inventory.

During fiscal year 2025, net cash used in investing activities was $143 thousand for capital expenditures. During fiscal year 2024, net cash used in investing activities was $13 thousand for capital expenditures.

During fiscal year 2025, net cash provided by financing activities was $6.0 million, primarily from net proceeds of $10.0 million from issuances of Series B preferred stock and a convertible note payable to Novel Inspiration International Co., Ltd (“Novel”), offset by a $4.0 million early prepayment of convertible debt and taxes paid related to net share settlements of equity awards. During fiscal year 2024, net cash provided by financing activities was $2.6 million, primarily from net proceeds of $3.4 million from issuance of a senior convertible promissory note payable to Lind Global Asset Management IX LLC (“Lind”) partially offset by $0.5 million debt issuance costs and $0.2 million payments to the note were payable to Lind.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of January 3, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $6.0 million. We have incurred net losses over the last several years, and as of January 3, 2026, have an accumulated deficit of approximately $92.4 million. We may continue to incur operating losses and negative cash flows from operations.

Management evaluates whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about our ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

On March 19, 2025, the Company entered into the Novel Securities Agreement and the Novel Note Purchase Agreement with Novel. Pursuant to the Novel Securities Agreement and the Novel Note Purchase Agreement, Novel has the right to purchase additional convertible promissory notes (the “Growth Notes”) in an aggregate principal amount of $10,000,000. The Growth Notes are issuable in three installments, with one third of the aggregate principal amount issuable upon each yearly anniversary after March 19, 2025. We have not issued any Growth Notes, but may do so in the future.

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

(5)
Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10 year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10 year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. During both the fiscal years ended 2025 and 2024, $1.5 million in revenue related to the exclusive distribution rights was recorded.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of January 3, 2026, the Company had fully recognized deferred costs incurred to obtain revenue contracts with customers, which amounts were previously included in Prepaid expenses and other current assets and Other long-term assets in the Company’s consolidated balance sheets. Amortization expense was $23 thousand and $0.2 million, respectively, for the fiscal years ended January 3, 2026 and December 28, 2024. There were no impairment expenses for both the fiscal years ended January 3, 2026 and December 28, 2024.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of January 3, 2026 and December 28, 2024, we recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.5 million and $0.6 million, respectively, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s consolidated balance sheets. Amortization expense was $83 thousand, for both fiscal years ended January 3, 2026 and December 28, 2024. There were no impairment expenses for both the fiscal years ended January 3, 2026 and December 28, 2024.

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

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2025, based on the Company’s history of earnings and forecasted losses, management continued to conclude that, on a more-likely-than-not basis, its deferred tax assets were not realizable. Accordingly, the Company maintained a full valuation allowance against its federal and state deferred tax assets that was initially recorded in the fourth quarter of fiscal year 2024.

Accounting for Uncertainty in Income Taxes

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest and penalties during the fiscal year ended January 3, 2026.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of January 3, 2026, we were not a party to finance lease arrangements.

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

Variable Interest Entities

As of January 3, 2026, the Company consolidated a new foreign subsidiary in accordance with accounting standards for consolidation of variable interest entities (“VIEs”). The Company consolidates the subsidiary because it is the primary beneficiary. Noncontrolling interests in these entities were immaterial and $0 as of January 3, 2026 and December 28, 2024, respectively. The Company will consolidate certain general and administrative expenses of this subsidiary. The consolidated total assets and liabilities related to the above consolidated VIE, net of intercompany eliminations, were both $74 thousand, as of January 3, 2026, and both $0 as of December 28, 2024. The Company’s financial risk in the VIE primarily includes its equity investment in the VIE and liabilities related to an office lease.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods after December 15, 2024. The Company adopted this ASU during the fourth fiscal quarter of fiscal year 2025. The adopted ASU had no material impact on the Company's consolidated financial statements as it only impacted disclosures.

Recent Accounting Standards Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, providing a practical expedient available for all entities to assume that current conditions as of the balance sheet date remain unchanged for the asset’s remaining life. This update will be effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company does not expect that the adoption of this accounting standard to have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of January 3, 2026 and December 28, 2024 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of our fiscal years 2025 and 2024 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IRIDEX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (a Delaware corporation) and its subsidiaries (the “Company”) as of January 3, 2026 and December 28, 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended January 3, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the two years in the period ended January 3, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation - Adjustments for Excess or Obsolete Inventories

As described in Notes 2 and 5 to the consolidated financial statements, the Company has inventories with a carrying value of $7.9 million as of January 3, 2026. The Company’s inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues. The Company’s inventories include demonstration units (“demos”) to facilitate the sale of products to prospective customers and loaners for existing customers to use while their product is under repair.

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

San Jose, California

April 2, 2026

Iridex Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 3, 2026	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$6,028	$2,387
Accounts receivable, net	7,613	5,951
Receivable from related party	1,932	2,443
Inventories	7,877	10,817
Prepaid expenses and other current assets	1,802	1,964
Total current assets	25,252	23,562
Property and equipment, net	58	115
Intangible assets, net	984	1,307
Goodwill	965	965
Operating lease right-of-use assets, net	768	1,792
Other long-term assets	1,124	1,394
Total assets	$29,151	$29,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,385	$6,985
Payable to related party	117	609
Accrued compensation	2,340	1,672
Accrued expenses	608	477
Convertible note payable, current	—	1,734
Other current liabilities	1,899	1,812
Deferred revenue, current	2,160	2,176
Operating lease liabilities, current	699	1,094
Total current liabilities	13,208	16,559
Long-term liabilities:
Deferred revenue	6,801	8,350
Operating lease liabilities	98	811
Convertible note payable	3,735	1,004
Other long-term liabilities	387	314
Total liabilities	24,229	27,038
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized: 2,000,000 shares;
Issued and outstanding: 600,000 shares of Series B convertible preferred stock as of January 3, 2026 and 0 as of December 28, 2024, respectively (liquidation preference of $6.0 million as of January 3, 2026)	6,000	—
Common stock, $0.01 par value:
Authorized: 63,500,000 shares;
Issued and outstanding 17,306,521 shares as of January 3, 2026 and 16,636,380 as of December 28, 2024	174	174
Additional paid-in capital	91,208	89,881
Accumulated other comprehensive income (loss)	(14)	51
Accumulated deficit	(92,446)	(88,009)
Total stockholders’ equity	4,922	2,097
Total liabilities and stockholders’ equity	$29,151	$29,135

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	January 3, 2026	December 28, 2024
Total revenues	$52,675	$48,669
Cost of revenues	33,448	29,167
Gross profit	19,227	19,502
Operating expenses:
Research and development	3,668	5,449
Sales and marketing	10,396	12,579
General and administrative	7,734	9,776
Total operating expenses	21,798	27,804
Loss from operations	(2,571)	(8,302)
Other expense, net	(1,809)	(540)
Loss from operations before provision for income taxes	(4,380)	(8,842)
Provision for income taxes	57	68
Net loss	$(4,437)	$(8,910)
Net loss per share:
Basic	$(0.26)	$(0.54)
Diluted	$(0.26)	$(0.54)
Weighted average shares used in computing net loss per common share:
Basic	16,934	16,439
Diluted	16,934	16,439

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	January 3, 2026	December 28, 2024
Net loss	$(4,437)	$(8,910)
Change in foreign currency translation adjustments, net of tax	(65)	103
Comprehensive loss	$(4,502)	$(8,807)

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Amount, including additional paid in capital	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity
Balances, December 30, 2023	—	$—	16,252,813	$172	$88,444	$(52)	$(79,042)	$9,522
Issuance of common stock under the stock option plan	—	—	2,010	—	4	—	—	4
Issuance of incentive shares under convertible note	—	—	126,968	1	249	—	—	250
Stock-based compensation	—	—	—	—	1,243	—	—	1,243
Release of restricted stock, net of taxes paid	—	—	254,589	1	(59)	—	—	(58)
Other comprehensive loss	—	—	—	—	—	103	(57)	46
Net loss	—	—	—	—	—	—	(8,910)	(8,910)
Balances, December 28, 2024	—	—	16,636,380	174	89,881	51	(88,009)	2,097
Issuance of Series B preferred stock	600,000	6,000	—	—	—	—	—	6,000
Issuance of common shares in connection to paydown of accrued interest payable	—	—	351,483	—	377	—	—	377
Issuance of common shares in conjunction with extinguishment of convertible notes payable	—	—	152,647	—	250	—	—	250
Stock-based compensation	—	—	—	—	775	—	—	775
Release of restricted stock, net of taxes paid	—	—	166,011	—	(75)	—	—	(75)
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(4,437)	(4,437)
Balances, January 3, 2026	600,000	$6,000	17,306,521	$174	$91,208	$(14)	$(92,446)	$4,922

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 3, 2026	December 28, 2024
Operating activities:
Net loss	$(4,437)	$(8,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventory write-down	823	—
Loss on extinguishment of convertible note payable	1,335	—
Depreciation and amortization	523	584
Amortization of operating lease right-of-use assets	1,024	840
Accretion of original issue discount	58	146
Amortization of debt issuance costs	169	182
Stock-based compensation	775	1,243
Changes in operating assets and liabilities:
Accounts receivable	(1,662)	776
Receivable from related party	511	484
Inventories	2,117	(911)
Prepaid expenses and other current assets	162	(1,108)
Other long-term assets	270	2
Accounts payable	(1,954)	2,486
Payable to related party	(492)	381
Accrued compensation	668	53
Accrued expenses	131	(1,519)
Deferred revenue	(1,565)	(1,903)
Operating lease liabilities	(1,108)	(841)
Other liabilities	537	730
Net cash used in operating activities	(2,115)	(7,285)
Investing activities:
Acquisition of property and equipment	(143)	(13)
Net cash used in investing activities	(143)	(13)
Financing activities:
Net proceeds from issuance of convertible note payable	4,000	3,370
Cash paid for debt issuance costs	—	(493)
Proceeds for stock option exercises	—	4
Payments on convertible note payable	(3,961)	(218)
Proceeds from issuance of Series B convertible preferred stock	6,000	—
Taxes paid related to net share settlements of equity awards	(75)	(58)
Net cash provided by financing activities	5,964	2,605
Effect of foreign exchange rate changes	(65)	46
Net increase (decrease) in cash and cash equivalents	3,641	(4,647)
Cash and cash equivalents, beginning of period	2,387	7,034
Cash and cash equivalents, end of period	$6,028	$2,387
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for income taxes	$(22)	$15
Supplemental disclosure of non-cash activities:
Debt issuance cost	$360	$-
Issuance of common shares in connection to paydown of accrued interest payable	$377	$-
Issuance of common shares in conjunction with extinguishment of convertible note payable	$250	$-
ROU assets obtained with acquisition of operating lease	$78	$-
Issuance of incentive shares under convertible note payable	$-	$250

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

2. Summary of Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of Iridex and the Company's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have reclassified certain prior period amounts to conform to current period presentation.

The Company's fiscal year ends on the Saturday closest to December 31. Fiscal year 2025 ended on January 3, 2026 (“fiscal year 2025”), which had 53 weeks of operations. Fiscal 2024 ended on December 28, 2024 (“fiscal year 2024”), which had 52 weeks of operations.

Use of Estimates.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.

Accounts Receivable and Provision for Credit Losses

The Company has trade receivables with various individual customers such as private businesses, hospitals, universities, government and non-profit entities, and distributors. The Company has determined that geography is the similar risk characteristic to pool our trade receivables balances, and accordingly, groups such balances into either the domestic pool or the international pool. The domestic pool is primarily comprised of individual customers, and the international pool is primarily comprised of distributors. The total receivables as of January 3, 2026 and December 28, 2024 were $9.5 million and $8.4 million, respectively.

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

The following table presents the activity in the provision for credit losses for accounts receivable by pool type for the years ended January 3, 2026 and December 28, 2024 (in thousands):

	Domestic	International	Total
Balance, as of December 30, 2023	$(94)	$(52)	$(146)
Change to provision	(51)	(62)	(113)
Balance, as of December 28, 2024	(145)	(114)	(259)
Change to provision	67	80	147
Balance, as of January 3, 2026	$(78)	$(34)	$(112)

Sales Returns Allowance

When determining the transaction price, The Company estimates the variable consideration as the most likely amount to which the Company expects to be entitled, and the Company includes the estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is resolved. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. The Company’s provision for sales returns is recorded net of the associated costs. As historically the returns have not been material, there was no provision for sales returns as of January 3, 2026 and December 28, 2024.

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

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. The Company is amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales and marketing expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $3.0 million and $2.6 million and the accumulated amortization was $2.9 million and $2.1 million as of January 3, 2026 and December 28, 2024, respectively. The net book value of demos and loaners is charged to cost of revenues if and when such demos or loaners are sold.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in the Company’s consolidated balance sheets. As of January 3, 2026, the Company was not a party to finance lease arrangements.

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

Valuation of Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2025 and determined that its goodwill was not impaired. As of January 3, 2026, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible assets with definite lives are amortized over the useful life of the asset. The Company reviews its amortizing intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future non-discounted net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. In such circumstances, the Company conducts an impairment analysis in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other” (“ASC 350”).

Revenue Recognition

The Company's revenues arise from the sale of laser consoles, delivery devices, consumables, service, and support activities. The Company also derives revenue from royalties from third parties which are typically based on the licensees’ net sales of products that utilize our technology. The Company's revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” The Company recognizes revenue using the five-step model: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

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

The arrangements with the three customers are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies. Therefore, the Company recognizes revenue at a point in time, only as the subsequent sale occurs. However, the Company notes that such sales being reported by the licensees with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the licensees given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals. For the arrangement with one customer, the Company had concluded that there is one combined performance obligation to be satisfied. Therefore, the Company recognizes revenue related to this arrangement over time.

(5)
Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10 year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10 year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. During both the fiscal years ended 2025 and 2024, $1.5 million in revenue related to the exclusive distribution rights was recorded.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of January 3, 2026, the Company had fully recognized deferred costs incurred to obtain revenue contracts with customers, which amounts were previously included in Prepaid expenses and other current assets and Other long-term assets in the Company’s consolidated balance sheets. Amortization expense was $23 thousand and $0.2 million, respectively, for the fiscal years ended January 3, 2026 and December 28, 2024. There were no impairment expenses for both the fiscal years ended January 3, 2026 and December 28, 2024.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of January 3, 2026 and December 28, 2024, we recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.5 million and $0.6 million, respectively, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s consolidated balance sheets. Amortization expense was $83 thousand, for both fiscal years ended January 3, 2026 and December 28, 2024. There were no impairment expenses for both the fiscal years ended January 3, 2026 and December 28, 2024.

Taxes Collected from Customers and Remitted to Governmental Authorities

Total revenues are recognized net of taxes collected from customers and remitted to governmental authorities in the accompanying consolidated statements of operations.

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

A reconciliation of the changes in our deferred revenue balances for the years ended January 3, 2026 and December 28, 2024 are as follows (in thousands):

Balance, as of December 30, 2023	$12,429
Additions to deferral	1,177
Revenue recognized	(3,080)
Balance, as of December 28, 2024	10,526
Additions to deferral	1,382
Revenue recognized	(2,947)
Balance, as of January 3, 2026	$8,961

During each of the years ended January 3, 2026 and December 28, 2024, approximately $2.1 million and $2.3 million were recognized pertaining to amounts deferred as of December 28, 2024 and as of December 30, 2023, respectively.

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

Shipping and Handling Costs

The Company’s shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs billed to customers amounted to $0.4 million and $0.3 million during fiscal years 2025 and 2024, respectively.

Research and Development

Research and development expenditures are charged to operations as incurred.

Advertising

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $17 thousand in fiscal year 2025 and $20 thousand in fiscal year 2024 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company annually evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In fiscal year 2025, based on the Company’s history of earnings and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2025, the Company provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes

The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the years ended January 3, 2026 and December 28, 2024.

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

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, the Company has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the year ended January 3, 2026, one customer, Topcon, accounted for greater than 10% of total revenues, representing 32%. For the year ended December 28, 2024, one customer, Topcon, accounted for greater than 10% of total revenues, representing 35%. For the year ended January 3, 2026, one customer, Topcon, accounted for over 10% of our receivables, representing 20%. As of December 28, 2024, one customer, Topcon, accounted for over 10% of our receivables, representing 29%.

The Company’s products require approvals from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. Our future products may not receive the required approvals. If the Company was denied such approvals, or if such approvals were delayed, it would have a material adverse impact on its business, results of operations and financial condition.

Reliance on Certain Suppliers

Certain components and services used to manufacture and develop our products are presently available from only a few limited number of suppliers or vendors. The loss of any of these suppliers or vendors would potentially require a significant level of hardware and/or software development efforts to incorporate the products or services into the Company’s products.

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

Implementation Costs Incurred in a Cloud Computing Service Arrangement

The Company’s ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. The Company capitalized $1.1 million in implementation costs and began utilizing the ERP system near the end of the third quarter of 2023 and is recognizing amortization of the capitalized implementation costs over five years on a straight-line basis. For the years ended January 3, 2026 and December 28, 2024, approximately $0.2 million of amortization expenses were recognized in each period.

Variable Interest Entities

As of January 3, 2026, the Company consolidated a new foreign subsidiary in accordance with accounting standards for consolidation of variable interest entities (“VIEs”). The Company consolidates the subsidiary because it is the primary beneficiary. Noncontrolling interests in these entities were immaterial and $0 as of January 3, 2026 and December 28, 2024, respectively. The Company will consolidate certain general and administrative expenses of this subsidiary. The consolidated total assets and liabilities related to the above consolidated VIE, net of intercompany eliminations, were both $74 thousand, as of January 3, 2026, and both $0 as of December 28, 2024. The Company’s financial risk in the VIE primarily includes its equity investment in the VIE and liabilities related to an office lease.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods after December 15, 2024. The Company adopted this ASU during the fourth quarter of fiscal year 2025. The adopted ASU had no material impact on the Company's consolidated financial statements as it only impacted disclosures.

Recent Accounting Standards Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, providing a practical expedient available for all entities to assume that current conditions as of the balance sheet date remain unchanged for the asset’s remaining life. This update will be effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods.

Early adoption is permitted. The Company does not expect that the adoption of this accounting standard to have a material impact on the Company’s consolidated financial statements.

3. Related Party - Topcon

As of January 3, 2026, Topcon holds a 9.3% voting interest in the Company. It currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During fiscal year 2025, the Company’s revenues related to Topcon amounted to approximately $17.0 million, including $1.5 million recognized as exclusive distribution rights revenue. During fiscal year 2024, the Company’s revenues related to Topcon amounted to approximately $16.3 million, including $1.5 million recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during fiscal year 2025 and 2024 amounted to $0.6 million and $1.0 million, respectively. As of January 3, 2026, the amounts receivable from and payable to Topcon were $1.9 million and $0.1 million, respectively. As of December 28, 2024, the amounts receivable from and payable to Topcon were $2.5 million and $0.6 million, respectively.

4. Fair Value Measurements

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

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of January 3, 2026 and December 28, 2024, approximate fair value because of the short maturity of these instruments. The Company does not recognize any non-financial assets at fair value.

As of January 3, 2026 and December 28, 2024, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	As of January 3, 2026				As of December 28, 2024
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$268	$—	$—	$268	$397	$—	$—	$397

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

5. Inventories

The components of our inventories are as follows (in thousands):

	January 3, 2026	December 28, 2024
Raw materials	$4,148	$4,236
Work in process	—	—
Finished goods	3,729	6,581
Total inventories	$7,877	$10,817

6. Property and Equipment

The components of our property and equipment are as follows (in thousands):

	January 3, 2026	December 28, 2024
Equipment	$11,747	$11,604
Leasehold improvements	2,494	2,494
Less: accumulated depreciation and amortization	(14,183)	(13,983)
Property and equipment, net	$58	$115

Depreciation expense related to property and equipment was $200 thousand and $244 thousand for the fiscal years 2025 and 2024, respectively.

7. Intangible Assets

The components of our purchased intangible assets as of January 3, 2026 are as follows (in thousands):

	Useful Lives	January 3, 2026 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$18	$340	$309	$31	2.17 Years
Developed technology	7 Years	272	1,899	1,086	813	3.21 Years
Trade names	9 Years	33	300	160	140	4.17 Years
		$323	$2,539	$1,555	$984

The components of our purchased intangible assets as of December 28, 2024 are as follows (in thousands):

	Useful Lives	December 28, 2024 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$30	$340	$290	$50	2.93 Years
Developed technology	7 Years	270	1,899	814	1,085	4.16 Years
Trade names	9 Years	33	300	128	172	5.17 Years
		$333	$2,539	$1,232	$1,307

Aggregate amortization expense for fiscal years 2025 and 2024 were $0.3 million for each year. The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. We started amortization of in-process research and development in the fourth quarter of fiscal year 2022, as it was related to the release of a new system.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2026	319
2027	319
2028	200
2029	140
2030	6
Total	$984

8. Goodwill

The carrying value of goodwill was $965 thousand as of both January 3, 2026 and December 28, 2024.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, the price of its common stock is an important component of the fair value calculation. If the Company’s common stock price continues to experience significant price and volume fluctuations, it will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2025 and determined that its goodwill was not impaired. The determination of whether any potential impairment of goodwill exists is based upon an impairment test performed in accordance with ASC 350. There was no impairment of goodwill recognized during fiscal years 2025 and 2024.

9. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other current liabilities are as follows (in thousands):

	January 3, 2026	December 28, 2024
Legal and professional fees	$71	$156
Sales and marketing expenses	14	17
Temporary help and consulting	32	49
Royalties payable	137	57
Tax payable	31	150
Other accrued expenses	323	48
Total accrued expenses	$608	$477

	January 3, 2026	December 28, 2024
Customer deposits	$1,517	$1,312
Accrued warranty	382	500
Total other current liabilities	$1,899	$1,812

10. Convertible Preferred Shares and Convertible Debt

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

The Initial Novel Note has a 36-month term and will bear interest at 12% per annum. Interest on the Initial Novel Note will be payable quarterly on the first business day of each calendar quarter, beginning on July 1, 2025, in a number of shares of the common stock equal to (i) the accrued and unpaid interest due on the applicable interest payment date divided by (ii) the greater of (a) the average closing price of the common stock for each trading day after March 19, 2025 in the calendar quarter immediately preceding such interest payment date and (b) a price floor of $0.21. The Initial Novel Note is convertible at Novel’s option into shares of the Series B Preferred Stock at an initial conversion price of $10.00, subject to adjustments set forth in the Initial Novel Note. In addition, the Company incurred $0.4 million in debt issuance costs. For fiscal years 2025 and 2024, debt issuance costs of $94 thousand and $0 thousand, respectively, were recorded on a straight-line basis over the term of the loan. The accretion of debt issuance costs under that under method is deemed materially consistent with the effective interest rate method.

The following represents the payments of notes payable as of January 3, 2026 (in thousands):

Fiscal Year	Payments
2026	$-
2027	-
2028	4,000
Total payments	$4,000

In addition to the Initial Novel Note, Novel has the right to purchase additional convertible promissory notes (the “Growth Notes”) in an aggregate principal amount of $10,000,000. The Growth Notes are issuable in three installments, with one third of the aggregate principal amount issuable upon each yearly anniversary after March 19, 2025. As of January 3, 2026, the Company has not issued any Growth Notes.

On August 4, 2024, the Company entered into a securities purchase agreement (the “Lind Purchase Agreement”) with Lind Global Asset Management IX LLC (“Lind”), an entity managed by The Lind Partners, LLC, relating to (i) the issuance and sale to Lind of a senior convertible promissory note in the principal amount of $4.2 million for a purchase price of $3.5 million (the “Initial Lind Note”) and (ii) a subsequent contingent senior convertible promissory note in the amount of $1.8 million for a purchase price of $1.5 million (the “Subsequent Lind Note” and, together with the Initial Note, the “Lind Notes” and together with the Lind Purchase Agreement and the Lind Notes, the “Lind Transaction Documents”). The Initial Lind Note was issued on August 7, 2024 and the Subsequent Lind Note has not been issued as of the date hereof. The Lind Notes are convertible into shares of the Company’s common stock, $0.01 par value (the “Common Stock” and such shares issued upon conversion, the “Note Shares”) at Lind’s option at an initial conversion price of $2.44, subject to any adjustments as set forth in the Lind Notes; provided that no adjustment shall result in a conversion price that is less than $0.39 per share.

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

The $4.2 million convertible debt was issued with an original issue discount (“OID”) of $0.7 million. In addition, the Company incurred $0.9 million debt issuance costs, including $0.5 million legal expenses, $250 thousand relating to the First Incentive Share Installment (as defined in the Lind Purchase Agreement) and $105 thousand in commitment fees. During the years ended January 3, 2026 and December 28, 2024, $58 thousand and $146 thousand, respectively, of the original issue discount and $169 thousand and $182 thousand, respectively, of debt issuance costs (as an interest expense) were recorded on a straight-line basis over the term of the debt. The accretion of the OID and amortization of debt issuance costs under that method is deemed materially consistent with the effective interest rate method.

As of January 3, 2026, there was no outstanding balance for short term or long term debt, OID, or debt issuance costs related to the Lind Note. As of December 28, 2024, the convertible note payable outstanding totaled $2.7 million of debt, net of the remaining balances of $0.6 million of OID and $0.7 million of debt issuance costs. As of December 28, 2024, the short term and long term debt (Notes Payable) were $1.7 million and $1.0 million, respectively.

On March 18, 2025, the Company also entered into that certain repayment notice (the “Repayment Notice”) with Lind Global Asset Management IX LLC (“Lind”). Pursuant to the Repayment Notice and upon the subsequent delivery of a cash payment to Lind in the amount of $3,330,999.99, the Company thereafter fully discharged its outstanding obligations (other than certain indemnification obligations that survived pursuant to the terms of the Repayment Notice) under that certain Securities Purchase Agreement, dated August 4, 2024, by and between the Company and Lind, and terminated the Senior Convertible Promissory Note, dated August 7, 2024, issued by the Company to Lind thereunder (the “Lind Note”). As a result of the early repayment of the Lind Note on March 19, 2025, the Company recognized a loss of $1.3 million on the extinguishment of the convertible note payable, reflected in the consolidated statements of operations as other expense, net.

11. Leases and Commitments and Contingencies

Operating Leases

We lease our main operating facility in Mountain View, California, under a non-cancelable operating lease through August 31, 2026. There are no further options or rights to extend the term of this lease.

Our other operating lease commitments consist of facility and office equipment leases. Operating lease expense was $1.1 million for both fiscal years ended January 3, 2026 and December 28, 2024. Cash paid for operating leases totaled $1.2 million and $1.1 million, respectively for fiscal years 2025 and 2024. As of January 3, 2026, the weighted average discount rate used in calculating the present value of lease payments was 5.5% and the remaining lease term for our operating leases was 1.1 years.

The following represents maturities of operating lease liabilities as of January 3, 2026 (in thousands):

Fiscal Year	Operating Lease Payments
2026	720
2027	50
2028	46
2029	10
Total lease payments	826
Less: Imputed interest	(29)
Total lease liabilities	797
Non-current portion of lease liabilities	(98)
Current portion of lease liabilities	$699

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase orders with vendors to manufacture certain components and ophthalmic instruments. As of January 3, 2026, our future minimum payments through fiscal year 2028 for our purchase commitments were approximately $24.8 million, with $24.6 million committed for the next 12 months.

License Agreements.

We are obligated to pay royalties equivalent to 1% to 5% of sales on certain products under certain license agreements with termination dates through the end of 2033. Royalty expense, charged to cost of revenues, was approximately $0.3 million and $0.4 million for fiscal years 2025 and 2024, respectively.

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

12. Stockholders’ Equity

2008 Equity Incentive Plan.

On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (the “Incentive Plan”). There are no material changes in the Incentive Plan from the 1998 Stock Plan (the “1998 Plan”). In 2014, 2017, 2018, 2019, 2021, 2023, and 2025 the stockholders approved an amendment to the Incentive Plan for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended, to increase the share reserve under the Incentive Plan, and to make certain other amendments to the terms of the Incentive Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan, as amended, is 6,850,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Plan that are forfeited to us on or after February 23, 2008, which was the date the 1998 Plan expired.

The following table represents the shares activity and the total number of shares available for grant under the Incentive Plan:

Shares Available for Grant
Balances as of December 30, 2023	332,993
Options granted	(40,900)
Restricted stock granted	(862,869)
Options cancelled or forfeited	1,104,104
Awards cancelled	46,109
Balances as of December 28, 2024	579,437
Shares added	1,000,000
Options granted	(778,305)
Restricted stock granted	(264,387)
Options cancelled or forfeited	549,714
Awards cancelled	30,683
Balances as of January 3, 2026	1,117,142

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

The following table shows stock-based compensation expenses by functional area in the consolidated statements of operations for 2025 and 2024 (in thousands):

	Year Ended
	January 3, 2026	December 28, 2024
Cost of revenues	$64	$221
Research and development	55	165
Sales and marketing	211	259
General and administrative	445	598
Total stock-based compensation expense	$775	$1,243

Stock-based compensation expense capitalized to inventory was immaterial for 2025 and 2024.

As of January 3, 2026, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.81 years.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2025 and 2024 (in thousands except share and per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances as of December 30, 2023	2,757,921	$3.60
Options granted	40,900	2.37
Options exercised	(2,010)	1.85
Options cancelled or forfeited	(1,104,104)	4.66
Balances as of December 28, 2024	1,692,707	2.89
Options granted	778,305	0.96
Options cancelled or forfeited	(549,714)	2.99
Balances as of January 3, 2026	1,921,298	$2.08

The following table summarizes information with respect to stock options outstanding and exercisable as of January 3, 2026:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.89-$0.93	75,500	6.42	$0.90	—	$—
$0.94-$0.94	616,910	4.38	$0.94	3,750	$0.94
$0.99-$2.12	114,507	5.32	$1.46	34,603	$1.86
$2.13-$2.13	654,070	3.96	$2.13	487,611	$2.13
$2.17-$2.28	240,976	3.34	$2.26	234,195	$2.27
$2.32-$6.58	194,935	1.93	$5.43	189,386	$5.50
$6.76-$7.36	6,000	2.47	$7.18	6,000	$7.18
$7.38-$7.38	15,000	2.45	$7.38	15,000	$7.38
$7.58-$7.58	3,000	2.81	$7.58	3,000	$7.58
$7.62-$7.62	400	2.73	$7.62	400	$7.62
$0.89-$7.62	1,921,298	3.97	$2.08	973,945	$2.93

The determination of the fair value of options granted is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	January 3, 2026	December 28, 2024
Average risk-free interest rate	3.81%	4.33%
Expected life (in years)	3.54	4.40
Dividend yield	—	—
Average volatility	76.0%	77.0%

The weighted average grant date fair value of options granted as calculated using the Black-Scholes option pricing was $0.57 and $1.47 per share for the fiscal years 2025 and 2024, respectively.

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

Information regarding stock options outstanding, exercisable and expected to vest as of January 3, 2026 is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	1,921,298	$2.08	3.97	$166
Options vested and expected to vest	1,828,280	$2.13	3.88	$149
Options exercisable	973,945	$2.93	3.22	$2

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of fiscal year 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 3, 2026. This amount is subject to change due to changes to the fair market value of our common stock. The total intrinsic value of options exercised for fiscal year 2025 was $0 because there were no stock option exercises. The total intrinsic value of options exercised for fiscal year 2024 was approximately $1 thousand.

In fiscal year 2025, each non-employee member of the board of directors received an annual equity award stock options equal to approximately $75 thousand worth of our common stock (determined at the fair market value of the shares at the time such award is granted) under our Incentive Plan. Each equity award vests in full on the earlier of the one-year anniversary of the date of grant or the Company’s next annual meeting of stockholders, provided that the non-employee member continues to serve on the Board through such date.

Summary of Restricted Stock Units

We recognize the estimated compensation expense of restricted stock units, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of our common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of January 3, 2026 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	535,630	1.20	$627
Restricted stock units vested and expected to vest	476,422	1.16	$557
Options exercisable	—	—	$—

The intrinsic value of the restricted stock units is calculated based on the closing price of our shares as quoted on the Nasdaq Global Market on the last trading day of the fiscal year, January 2, 2026, of $1.17.

The majority of the restricted stock units that were released in fiscal year 2025 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the fiscal year ended January 3, 2026, 235,880 shares of restricted stock units were released with an intrinsic value of approximately $251 thousand. We withheld 69,869 shares to satisfy approximately $75 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the restricted stock unit activity during the years ended January 3, 2026 and December 28, 2024 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 30, 2023	353,212	$2.46
Restricted stock units granted	575,246	$1.85
Restricted stock units released	(282,012)	$2.50
Restricted stock units forfeited	(30,739)	$2.28
Outstanding as of December 28, 2024	615,707	$1.89
Restricted stock units granted	176,258	$0.97
Restricted stock units released	(235,880)	$1.94
Restricted stock units forfeited	(20,455)	$1.57
Outstanding as of January 3, 2026	535,630	$1.57

During the year ended January 3, 2026, the Company awarded 176,258 restricted stock units at a weighted average grant date fair value of $0.97 per share. During the year ended December 28, 2024, the Company awarded 575,246 restricted stock units at a weighted average grant date fair value of $1.85 per share.

13. Employee Benefit Plan

We have a plan known as the Iridex Corporation Profit Sharing/401(k) Plan to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Company. In the years ended January 3, 2026 and December 28, 2024, the Company made $0.2 million worth of total matching contributions in each period.

14. Income Taxes

Loss from operations before provision for income taxes was comprised of the following (in thousands):

	Year Ended	Year Ended
	January 3, 2026	December 28, 2024
United States	$(5,050)	$(8,679)
Foreign	670	(163)
Total	$(4,380)	$(8,842)

The provision for income taxes includes (in thousands):

	Year Ended	Year Ended
	January 3, 2026	December 28, 2024
Current:
Federal	$—	$—
State	6	5
Foreign	50	60
	56	65
Deferred:
Federal	—	1
State	1	2
	1	3
Provision for income taxes	$57	$68

The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	Year Ended		Year Ended
	January 3, 2026		December 28, 2024
	Amount	Percent	Amount	Percent
Income taxes at statutory federal rate	(921)	21.0%	(1,857)	21.0%
State and local taxes, net of federal income tax effect*	6	(0.1)%	7	(0.1)%
Foreign tax effects
Germany
Change in valuation allowance	(58)	1.3%	(10)	0.1%
Other	43	(1.0)%	63	(0.7)%
Elimination	(74)	1.7%	41	(0.5)%
Effect of cross-border tax laws
Global intangible low-taxed income	31	(0.7)%	41	(0.5)%
Nontaxable or nondeductible items
Other	25	(0.6)%	25	(0.2)%
Stock-based compensation	(10)	0.2%	(152)	1.7%
Excess Tax (Benefit) or Deficit on Stock Awards	202	(4.6)%	431	(4.9)%
Interest and premium related to Convertible Debt	324	(7.4)%	—	—
Change in valuation allowance	469	(10.7)%	1,461	(16.5)%
Tax Credits				(0.6)%
R&D Credit	57	(1.3)%	54
Changes in unrecognized tax benefits	(23)	0.5%	(33)	0.4%
Other Adjustments
Other	(14)	0.4%	(3)	—
Effective tax rate	57	(1.3)%	68	(0.8)%

* State taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category.

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	Year Ended	Year Ended
	January 3, 2026	December 28, 2024
Deferred tax assets:
Net operating losses	$17,300	$15,118
Research and development credits	4,314	4,295
Accruals and reserves	1,512	1,562
Deferred revenue	1,951	2,277
Property and equipment	260	240
Intangible assets	249	223
Section 174 research and experimental expenditures capitalization	1,570	2,927
Stock compensation	486	574
Other tax credits	1	1
Total deferred tax asset	27,643	27,217
Less: Valuation allowance	(27,532)	(27,114)
Total deferred tax assets, net	111	103
Deferred tax liabilities:
Goodwill	(141)	(132)
Total deferred tax liabilities	(141)	(132)
Net deferred tax liabilities	$(30)	$(29)

The following table presents the income tax paid (net of refunds received) (in thousands):

	Year Ended	Year Ended
	January 3, 2026	December 28, 2024
Federal	$—	$—
State
Other	(22)	15
Foreign	—	—
Total cash paid for income taxes (net of refunds)	$(22)	$15

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

As of January 3, 2026, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2025, the Company provided a full valuation allowance on its federal and state deferred tax assets. The Company's change in valuation allowance form prior year was $419 thousand. As of January 3, 2026, the Company had federal and state net operating loss (“NOL”) carry forwards of $72.5 million and $33.7 million, respectively. The federal NOL and the state NOL will begin to expire in 2032.

The Company has federal and state research credit carry forwards of approximately $2.4 million and $3.9 million, respectively. The federal research credit will begin to expire in 2026 and the state research credit can be carried forward indefinitely. In the event of a change in ownership as defined by IRC sections 382 and 383, the usage of the above mentioned NOL’s and credits may be limited.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. There is no accrued interest and penalty during the year ended January 3, 2026.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended	Year Ended
	January 3, 2026	December 28, 2024
Balance at the beginning of the year	$1,432	$1,436
Additions based upon tax positions related to the current year	17	37
Reductions based upon tax positions related to the prior year	(23)	(41)
Balance at the end of the year	$1,426	$1,432

If the ending balance of $1.4 million of unrecognized tax benefits as of January 3, 2026 were recognized, $0 of the recognition would affect the income tax rate. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and various state returns. Tax years generated loss remain open, none of which have individual significance.

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

Revenue information shown by product is as follows (in thousands):

	Year Ended
	January 3, 2026	December 28, 2024
Cyclo G6	$13,843	$12,697
Retina	30,280	27,827
Other(1)	8,552	8,145
Total revenues	$52,675	$48,669

(1) Includes service contract revenues of $1.3 million and $1.4 million recognized during fiscal years 2025 and 2024, respectively. Includes $1.5 million recognized revenue related to the exclusive distribution rights during fiscal years 2025 and 2024. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region is as follows (in thousands):

	Year Ended
	January 3, 2026	December 28, 2024
United States	$23,210	$22,690
Europe, Middle East and Africa	14,391	11,824
Asia/Pacific Rim	12,953	11,950
Americas, excluding the U.S.	2,121	2,205
	$52,675	$48,669

Revenues are attributed to countries based on location of end customers.

Other than the United States, the Netherlands and China accounted for more than 10% of the Company’s revenues during fiscal year 2025, representing 14.7% and 11.0%, respectively. The United States accounted for 44.1% of revenues in 2025. Other than the United States, the Netherlands accounted for more than 10% of the Company’s revenues during fiscal year 2024, representing 14.8%. The United States accounted for 46.6% of revenues in 2024.

16. Computation of Basic and Diluted Net Loss Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands, except per share amounts):

	Twelve Months Ended
	January 3, 2026	December 28, 2024
Numerator:
Net loss	$(4,437)	$(8,910)
Denominator:
Weighted average shares of common stock (basic)	16,934	16,439
Weighted average shares of common stock (diluted)	16,934	16,439
Per share data:
Basic net loss per share	$(0.26)	$(0.54)
Diluted net loss per share	$(0.26)	$(0.54)

For the twelve months ended January 3, 2026 and December 28, 2024, stock options, restricted stock units, and restricted stock awards of 2,490,340 and 2,697,381 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding because to do so would have been anti-dilutive.

For the twelve months ended January 3, 2026 and December 28, 2024, potential shares from the conversion of Novel's convertible debt and preferred stock totaling 5,000,000 and 0, respectively, were excluded from the computation of diluted weighted average shares outstanding.

Before the Lind Note payoff, the total number of shares of Common Stock issuable pursuant to the terms of the Lind Transaction Documents was capped at (i) prior to the receipt of stockholder approval, 3,300,231 (equal to 19.99% of the number of shares of Common Stock outstanding as of August 4, 2024), and (ii) following the receipt of stockholder approval, 4,952,823 (equal to 30% of the number of shares of Common Stock outstanding as of August 4, 2024). These potential shares from the conversion of the Lind Note were excluded from the computation of diluted weighted average shares outstanding for the twelve months ended January 3, 2026 and December 28, 2024.

17. Subsequent Events

On March 9, 2026, IRIDEX Corporation (the “Company”) and SFIII Hellyer, LLC and SFIII FOS Hellyer Holding, LLC (the “Landlord”) entered into a triple net lease (the “Lease”) pursuant to which the Company will lease office space located at 5215 Hellyer Avenue in San Jose, California (the “Leased Space”) as the Company’s new corporate headquarters.

The Leased Space consists of approximately 30,784 square feet. The Lease term is anticipated to commence on July 1, 2026 or such earlier date as the Company begins occupancy of the Leased Space for its business operations. The term of the Lease is 90 months from the commencement date. The Company has the right to extend the term of the Lease for an additional 60 months at the greater of (a) the Rent (as defined in the Lease) payable prior the commencement of the Option Term (as defined in the Lease) and (b) the then-prevailing Market Rent (as defined in the Lease). The Lease provides that minimum rent will abate during the six-month period following the commencement date. The annual minimum rent, to be paid in equal monthly installments, will be approximately $646,464 for the full initial lease year and increase to approximately $665,857 for the second full lease year. Thereafter, minimum rent will increase by approximately 3.0% per annum over the rest of the initial Lease term. The Company is also responsible for paying its share of operating expenses, taxes, and utilities. The Lease includes various covenants, indemnities, remedies, termination rights, sublease and transfer rights and other provisions customary for lease transactions of this nature.

Refer to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 13, 2026 for further details.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on management’s evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 3, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 3, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of January 3, 2026, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended January 3, 2026, the Company did not adopt, modify or terminate, and no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2026 and is incorporated in this report by reference.

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

3. Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant filed on June 11, 2025.	8-K	000-27598	3.1	June 13, 2025

3.2	Amended and Restated Bylaws of Registrant.	8-K	000-27598	3.1	April 1, 2019

3.3	Designations, Powers, Preferences and Relative and Other Special Rights and the Qualifications, Limitations and Restrictions of Such Shares of the Series B Preferred Stock of Registrant, filed with the Secretary of State of the State of Delaware on June 11, 2025 (included within Exhibit 3.1).	8-K	000-27598	3.1	June 13, 2025

4.1	Description of Capital Stock.	10-K	000-27598	4.3	March 13, 2020

4.2	Form of Senior Convertible Promissory Note (included within Exhibit 10.18).	8-K	000-27598	10.2	August 5, 2024

4.3	Senior Convertible Promissory Note, dated August 7, 2024, by and between the Registrant and Lind Global Asset Management IX LLC.	10-Q	000-27598	4.1	November 12, 2024

4.4	Investor Rights Agreement, dated March 19, 2025, by and between the Registrant and Novel Inspiration International Co., Ltd.	8-K	000-27598	4.1	March 20, 2025

4.5	Amendment No. 1 to Investor Rights Agreement, by and between the Registrant and Novel Inspiration International Co., Ltd., executed on May 20, 2025.	8-K	000-27598	4.1	May 22, 2025

10.1	Form of Indemnification Agreement with directors and officers.	10-K	000-27598	10.2	March 15, 2022

10.2	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment	10-K	000-27598	10.2	April 1, 2009

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
	No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.2.1	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.	10-Q	000-27598	10.1	November 3, 2014

10.2.2	Fourth Amendment to Lease Agreement dated January 31, 2016 by and between ZIC 1212 Terra Bella LLC and the Registrant.	10-K	000-27598	10.1	March 31, 2016

10.2.3	Triple Net Lease dated April 26, 2017 by and between ZIC 1212 Terra Bella LLC and the Registrant.	8-K	000-27598	10.1	May 1, 2017

10.2.4	First Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, executed on April 30, 2021.	10-Q	000-27598	10.1	August 12, 2021

10.2.5	Second Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, dated on August 29, 2022.	10-Q	000-27598	10.1	November 20, 2023

10.2.6	Third Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, dated on September 21, 2023.	10-Q	000-27598	10.2	November 20, 2023

10.3*	2005 Employee Stock Purchase Plan.	DEF 14A	000-27598		April 30, 2004

10.4*	2008 Equity Incentive Plan, as amended.	8-K	000-27598	10.1	June 13, 2025

10.5*	Form of 2008 Equity Incentive Plan Option Agreement.	S-8	333-155598	99.1	November 21, 2008

10.6*	Form of Stand-Alone Stock Option Agreement.	SC TO-I	005-48169	99.(d)(5)	July 30, 2009

10.7	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.	8-K	000-27598	10.1	September 7, 2007

10.8*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.	10-Q	000-27598	10.1	August 4, 2011

10.9*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	000-27598	10.2	August 4, 2011

10.10	Loan and Security Agreement, dated as of November 2, 2016, between IRIDEX Corporation and Silicon Valley Bank.	8-K	000-27598	10.1	November 3, 2016

10.11.1	First Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on December 3, 2019.	10-K	000-27598	10.19.1	March 13, 2020

10.11.2	Second Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on January 8, 2020.	10-K	000-27598	10.19.2	March 13, 2020

10.11.3	Third Amendment to Loan and Security Agreement between IRIDEX Corporation and	10-K	000-27598	10.19.3	March 23, 2021

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
	Silicon Valley Bank, executed on December 31, 2020.

10.11.4	Fourth Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on March 24, 2022.	10-Q	000-27598	10.1	August 15, 2022

10.11.5	Fifth Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on June 15, 2022.	10-Q	000-27598	10.1	August 15, 2022

10.12*	Amended and Restated Change in Control Severance Agreement dated as of November 7, 2024, between the Company and Mr. Mercer.	8-K	000-27598	10.2	November 13, 2024

10.13	Asset Purchase Agreement dated as of March 2, 2021, among the Company, Topcon Medical Laser Systems, Inc. and Topcon America Corporation.	8-K/A	000-27598	10.1	March 4, 2021

10.14	Distribution Agreement dated as of March 2, 2021, by and between the Company and Topcon Corporation.	8-K/A	000-27598	10.2	March 4, 2021

10.15	Investment Agreement dated as of March 2, 2021, by and between the Company and Topcon America Corporation.	8-K/A	000-27598	10.3	March 4, 2021

10.16	Registration Rights Agreement dated as of March 2, 2021, by and between the Company and Topcon America Corporation.	8-K/A	000-27598	10.4	March 4, 2021

10.17	Securities Purchase Agreement dated as of August 4, 2024 by and between the Company and Lind Global Asset Management IX LLC.	8-K	000-27598	10.1	August 5, 2024

10.18	Securities Purchase Agreement, dated March 19, 2025 by and between the Registrant and Novel Inspiration International Co., Ltd.	8-K	000-27598	10.1	March 20, 2025

10.19	Note Purchase Agreement, dated March 19, 2025, by and between the Registrant and Novel Inspiration International Co., Ltd.	8-K	000-27598	10.2	March 20, 2025

10.20	Form of Convertible Promissory Note, dated March 19, 2025, by and between the registrant and Novel Inspiration International Co., Ltd.	8-K	000-27598	10.3	March 20, 2025

10.21	Convertible Promissory Note, dated March 19, 2025, by and between the registrant and Novel Inspiration International Co., Ltd.	8-K	000-27598	10.4	March 20, 2025

10.22	Offer Letter between the Registrant and Mr. Dizon.	8-K	000-27598	10.5	March 20, 2025

10.23	Change in Control Severance Agreement between the Registrant and Mr. Dizon.	8-K	000-27598	10.6	March 20, 2025

19.1	Insider Trading Policy.	10-K	000-27598	19.1	March 27, 2025

21.1	Subsidiaries of Registrant					X

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.					X

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

24.1	Power of Attorney (included on signature page).					X

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Compensation Recovery Policy of Registrant as adopted on November 20, 2023.	10-K	000-27598	97.1	March 29, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Indicates a management contract or compensatory plan or arrangement.

** The certifications furnished in Exhibit 32.1 and 32.2 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Trademark Acknowledgments

Iridex, the Iridex logo, IRIS Medical, MicroPulse, OcuLight, EndoProbe, MicroPulse P3, G-Probe, G-Probe Illuminate, TruFocus LIO Premiere, IQ 577, IQ532, Cyclo G6, and TxCell are our registered trademarks. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 2nd day of April 2026.

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

Signature	Title	Date
/s/ Patrick Mercer	Chief Executive Officer	April 2, 2026
(Patrick Mercer)	(Principal Executive Officer)

/s/ Romeo R. Dizon	Chief Financial Officer	April 2, 2026
(Romeo R. Dizon)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Shuda	Chairperson of the Board	April 2, 2026
(Scott Shuda)

/s/ Beverly A. Huss	Director	April 2, 2026
(Beverly A. Huss)

/s/ William Moore	Director	April 2, 2026
(William Moore)

/s/ Nick Chen	Director	April 2, 2026
(Nick Chen)