Form 10-Q
period 2026-04-04
IRIDEX CORP
filed 2026-05-19
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of May 11, 2026 was 17,406,518.

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
•
the success of our strategic partnership with Topcon Corporation;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	April 4, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$4,595	$6,028
Accounts receivable, net	6,844	7,613
Receivable from related party	1,572	1,932
Inventories	9,325	7,877
Prepaid expenses and other current assets	2,248	1,802
Total current assets	24,584	25,252
Property and equipment, net	139	58
Intangible assets, net	904	984
Goodwill	965	965
Operating lease right-of-use assets, net	496	768
Other long-term assets	1,186	1,124
Total assets	$28,274	$29,151
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,753	$5,385
Payable to related party	301	117
Accrued compensation	1,718	2,340
Accrued expenses	692	608
Other current liabilities	1,900	1,899
Deferred revenue, current	2,040	2,160
Operating lease liabilities, current	424	699
Total current liabilities	12,828	13,208
Long-term liabilities:
Deferred revenue	6,422	6,801
Operating lease liabilities	87	98
Convertible note payable	3,765	3,735
Other long-term liabilities	440	387
Total liabilities	23,542	24,229
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized: 2,000,000 shares;
Issued and outstanding: 600,000 shares of Series B convertible preferred stock as of both April 4, 2026 and January 3, 2026 (liquidation preference of $6.0 million as of both April 4, 2026 and January 3, 2026)	6,000	6,000
Common stock, $0.01 par value:
Authorized: 63,500,000 shares;
Issued and outstanding 17,395,350 shares as of April 4, 2026 and 17,306,521 as of January 3, 2026	174	174
Additional paid-in capital	91,538	91,208
Accumulated other comprehensive loss	(10)	(14)
Accumulated deficit	(92,970)	(92,446)
Total stockholders’ equity	4,732	4,922
Total liabilities and stockholders’ equity	$28,274	$29,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	April 4, 2026	March 29, 2025
Total revenues	$11,799	$11,896
Cost of revenues	7,058	6,841
Gross profit	4,741	5,055
Operating expenses:
Research and development	905	876
Sales and marketing	2,537	2,453
General and administrative	1,623	1,931
Total operating expenses	5,065	5,260
Loss from operations	(324)	(205)
Other expense, net	(142)	(1,469)
Loss from operations before provision for income taxes	(466)	(1,674)
Provision for income taxes	58	12
Net loss	$(524)	$(1,686)
Net loss per share:
Basic	$(0.03)	$(0.10)
Diluted	$(0.03)	$(0.10)
Weighted average shares used in computing net loss per common share:
Basic	17,311	16,727
Diluted	17,311	16,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net loss	$(524)	$(1,686)
Change in foreign currency translation adjustments	4	(22)
Comprehensive loss	$(520)	$(1,708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

For the three months ended April 4, 2026	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount, including additional paid in capital	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, January 3, 2026	600,000	$6,000	17,306,521	$174	$91,208	$(14)	$(92,446)	$4,922
Issuance of common shares in connection to paydown of accrued interest payable	—	—	87,949	—	120	—	—	120
Stock-based compensation expense	—	—	—	—	211	—	—	211
Release of restricted stock, net of taxes paid	—	—	880	—	(1)	—	—	(1)
Other comprehensive income	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(524)	(524)
Balances, April 4, 2026	600,000	$6,000	17,395,350	$174	$91,538	$(10)	$(92,970)	$4,732

For the three months ended March 29, 2025	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount, including additional paid in capital	Shares	Amount	Capital	Income	Deficit	Equity
Balances, December 28, 2024	—	—	16,636,380	174	89,881	51	(88,009)	$2,097
Issuance of Series B preferred stock (mezzanine equity)	600,000	6,000	—	—	—	—	—	—
Issuance of common shares in conjunction with extinguishment of convertible notes payable	—	—	152,647	—	250	—	—	250
Stock-based compensation expense	—	—	—	—	213	—	—	213
Other comprehensive loss	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(1,686)	(1,686)
Balances, March 29, 2025	600,000	$6,000	16,789,027	$174	$90,344	$29	$(89,695)	$852

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
Operating activities:
Net loss	$(524)	$(1,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of convertible note payable	—	1,335
Depreciation and amortization	100	135
Amortization of operating lease right-of-use assets	272	246
Accretion of original issue discount	—	58
Amortization of debt issuance costs	30	78
Stock-based compensation	211	213
Changes in operating assets and liabilities:
Accounts receivable	769	(729)
Receivable from related party	360	(263)
Inventories	(1,448)	675
Prepaid expenses and other current assets	(446)	(393)
Other long-term assets	(62)	96
Accounts payable	368	(1,291)
Payable to related party	184	51
Accrued compensation	(622)	343
Accrued expenses	84	492
Deferred revenue	(499)	(468)
Operating lease liabilities	(286)	(250)
Other liabilities	174	209
Net cash used in operating activities	(1,335)	(1,149)
Investing activities:
Acquisition of property and equipment	(101)	(11)
Net cash used in investing activities	(101)	(11)
Financing activities:
Proceeds from issuance of convertible note payable	—	4,000
Payments on note payable	—	(3,961)
Proceeds from issuance of Series B preferred stock	—	6,000
Taxes paid related to net share settlements of equity awards	(1)	—
Net cash provided by (used in) financing activities	(1)	6,039
Effect of foreign exchange rate changes	4	(22)
Net increase (decrease) in cash and cash equivalents	(1,433)	4,857
Cash and cash equivalents, beginning of year	6,028	2,387
Cash and cash equivalents, end of year	$4,595	$7,244
Supplemental disclosure of cash flow activities:
Cash paid during the period for income taxes	$—	$24
Supplemental disclosure of non-cash activities:
Debt issuance cost	$—	$360
Issuance of common shares in connection to paydown of accrued interest payable	$120	$—
Issuance of common shares in conjunction with extinguishment of convertible notes payable	$—	$250

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, which was filed with the SEC on April 2, 2026. The results of operations for the three months ended April 4, 2026 are not necessarily indicative of the results for the fiscal year ending January 2, 2027 or any future interim period. The three months ended April 4, 2026 and March 29, 2025 each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a fiscal year in order to end that year on the Saturday closest to the end of December.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 3, 2026 which was filed with the SEC on April 2, 2026.

Financial Statement Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company’s revenues arise from the sale of laser consoles, delivery devices, consumables, service, and support activities. The Company also derives its revenue from royalties from third parties that are typically based on the licensees’ net sales of products that utilize our technology. The Company’s revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” The Company recognizes revenue using the five-step model: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

The Company has the following revenue transaction types: (1) Product Sale Only, (2) Service Contracts, (3) System Repairs (outside of warranty), (4) Royalty Revenue and (5) Exclusive Distribution Rights.

1.
Product Sale Only: The Company’s products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes. The Company’s products are currently sold for use by ophthalmologists specializing in the treatment of glaucoma and retinal diseases. Inside the United States and Germany, the products are sold directly to end users. Outside of the United States and Germany, the Company utilizes independent, third-party distributors to market and sell the Company’s products. There is no continuing obligation after shipment is made to these distributors.

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

4.
Royalty Revenue: The Company has royalty agreements with two customers related to the sale of the Company’s intellectual property. Under the terms of these agreements, the customers are to remit a percentage of sales to the Company as sales occur.

The arrangements with the two customers are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies. Therefore, the Company recognizes revenue at a point in time, only as the subsequent sale occurs. However, because such sales are reported by the licensees one quarter in arrears, the Company recognizes such revenue at the time it is reported and paid by the licensees given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

5. Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. For each of the three months ended April 4, 2026 and March 29, 2025, $0.4 million in revenue related to the exclusive distribution rights was recorded.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable costs of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of April 4, 2026, the Company had fully recognized deferred costs incurred to obtain revenue contracts with customers, which amounts were previously included in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheet. Amortization expense was $0 thousand and $19 thousand, respectively, for the three months ended April 4, 2026 and March 29, 2025. There were no impairment expenses during each of the three months ended April 4, 2026 and March 29, 2025.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of April 4, 2026, the Company recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.5 million, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $21 thousand for each of the three months ended April 4, 2026 and March 29, 2025. There were no impairment expenses for each of three months ended April 4, 2026 and March 29, 2025.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in the Company's condensed consolidated balance sheets. As of April 4, 2026 and January 3, 2026, the Company was not a party to any finance lease arrangements.

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

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of the Company's customers and maintains a provision for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three months ended April 4, 2026 and March 29, 2025, one customer, Topcon, accounted for more than 10% of total revenues, representing 27% and 30%, respectively. For the three months ended April 4, 2026 and March 29, 2025, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 19% and 29%, respectively.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended April 4, 2026 and March 29, 2025, is as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Balance, beginning of period	$8,961	$10,526
Additions to deferral	214	329
Revenue recognized	(713)	(797)
Balance, end of the period	8,462	10,058
Non-current portion of deferred revenue	6,422	7,968
Current portion of deferred revenue	$2,040	$2,090

During the three months ended April 4, 2026 and March 29, 2025, approximately $0.4 million and $0.6 million were recognized pertaining to amounts deferred as of January 3, 2026 and December 28, 2024, respectively. As of April 4, 2026, approximately $6.4 million of the non-current portion of deferred revenue and $1.5 million of the current portion of deferred revenue pertain to exclusivity distribution rights deferred revenue.

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

As warranty reserves do not meet the criteria to have separate captions on the face of the condensed consolidated balance sheet, the Company has removed these captions and included those amounts in other current and long-term liabilities.

Implementation Costs Incurred in a Cloud Computing Service Arrangement

The Company’s enterprise resource planning (“ERP”) system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, has accounted for this arrangement as a service contract. The Company capitalized $1.1 million in implementation costs and began utilizing the ERP system near the end of the third quarter of 2023 and is recognizing amortization of the capitalized implementation costs over five years on a straight-line basis. Amortization expense was approximately $57 thousand for each of the three months ended April 4, 2026 and March 29, 2025.

Variable Interest Entities

As of April 4, 2026, the Company consolidated a foreign subsidiary in accordance with accounting standards for consolidation of variable interest entities (“VIE”). The Company consolidates the subsidiary because it is the primary beneficiary. Noncontrolling interests in the entity were immaterial as of April 4, 2026 and January 3, 2026, respectively. The Company will consolidate certain general and administrative expenses of this subsidiary. The consolidated total assets and liabilities related to the above consolidated VIE, net of intercompany eliminations, were $120 thousand and $74 thousand, respectively, as of April 4, 2026. The consolidated total assets and liabilities related to the above consolidated VIE, net of intercompany eliminations, were both $74 thousand as of January 3, 2026. The Company’s financial risk in the VIE primarily includes its equity investment in the VIE and liabilities related to an office lease.

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, providing a practical expedient available for all entities to assume that current conditions as of the balance sheet date remain unchanged for the asset’s remaining life. This update became effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. The adopted ASU had no material impact on the Company’s condensed consolidated financial statements.

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

3. Accounts Receivable and Provision for Credit Losses

The Company has trade receivables with various individual customers such as private businesses, hospitals, universities, government and non-profit entities, and distributors. The Company has determined that geography is the similar risk characteristic to pool its trade receivables balances, and accordingly, groups such balances into either the domestic pool or the international pool. The domestic pool is primarily comprised of individual customers, and the international pool is primarily comprised of distributors.

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

While the Company believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of its customers. If the financial health of the Company’s customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to the Company’s estimated losses.

The following table presents the activity in the provision for credit losses for accounts receivable by pool type for the three months ended April 4, 2026 (in thousands):

	Domestic	International	Total
Balance, beginning of period	$(78)	$(34)	$(112)
Change to provision	—	—	—
Balance, end of period	$(78)	$(34)	$(112)

4. Related Party - Topcon

As of April 4, 2026, Topcon holds a 9.3% voting interest in the Company. It currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three months ended April 4, 2026, the Company’s revenues related to Topcon amounted to approximately $3.2 million, including $0.4 million in recognized exclusive distribution rights revenue. During the three months ended March 29, 2025, the Company’s revenues related to Topcon amounted to approximately $3.6 million, including $0.4 million in recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during the three months ended April 4, 2026 amounted to approximately $0.3 million. As of April 4, 2026, the amounts receivable from and payable to Topcon were $1.6 million and $0.3 million, respectively. As of January 3, 2026, the amounts receivable from and payable to Topcon were $1.9 million and $0.1 million, respectively.

5. Inventories

The components of the Company’s inventories as of April 4, 2026 and January 3, 2026 are as follows:

	April 4, 2026	January 3, 2026
Raw materials	$5,954	$4,148
Work in process	-	-
Finished goods	3,371	3,729
Total inventories	$9,325	$7,877

6. Goodwill and Intangible Assets

Goodwill

The carrying value of goodwill was $1.0 million as of both April 4, 2026 and January 3, 2026.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s common stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2025 and determined that its goodwill was not impaired.

Intangible Assets

The following table summarizes the components of gross and net carrying amounts of intangible assets (in thousands):

	April 4, 2026				January 3, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relations	$340	$313	$27	1.92 Years	$340	$309	$31
Developed technology	1,899	1,154	745	2.98 Years	1,899	1,086	813
Trade names	300	168	132	3.92 Years	300	160	140
	$2,539	$1,635	$904		$2,539	$1,555	$984

Amortization expense was $80 thousand and $84 thousand, respectively, for the three months ended April 4, 2026 and March 29, 2025.

The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
Remainder of 2026 (nine months)	$239
2027	319
2028	200
2029	140
2030	6
Total	$904

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of April 4, 2026 and January 3, 2026, approximate fair value because of the short maturity of these instruments.

As of April 4, 2026 and January 3, 2026, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	As of April 4, 2026				January 3, 2026
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$629	$—	$—	$629	$268	$—	$—	$268

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

8. Leases and Commitments and Contingencies

Operating Leases

The Company's operating leases consist of facility and office equipment leases. Operating lease expenses was $0.3 million for each of the three months ended April 4, 2026 and March 29, 2025. Cash paid for operating leases totaled $0.3 million for both the three months ended April 4, 2026 and March 29, 2025. As of April 4, 2026, the weighted average discount rate used in calculating the present value of lease payments was 5.8%. As of April 4, 2026, the weighted average remaining lease term for the operating leases was 1.1 years.

The following represents maturities of operating lease liabilities as of April 4, 2026 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2026 (nine months)	$421
2027	50
2028	46
2029	10
Total lease payments	527
Less: Imputed interest	(16)
Total lease liabilities	511
Non-current portion of lease liabilities	(87)
Current portion of lease liabilities	$424

Purchase Commitments

The Company’s purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of April 4, 2026, the Company’s future minimum payments through fiscal year 2028 for its purchase commitments were approximately $27.4 million, with $27.3 million committed for the next 12 months.

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

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature. These agreements also require the Company to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to make a good faith determination whether or not it is practicable for the Company to obtain directors and officers insurance. The Company currently has directors and officers liability insurance.

Legal Proceedings

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on the Company’s condensed consolidated operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

9. Convertible Preferred Shares and Convertible Debt

On March 18, 2025, the Company filed a Certificate of Designation, Preferences and Rights of the Series B Preferred Stock (the “Series B Certificate of Designation”) authorizing the Company to issue up to 1,000,000 shares of authorized undesignated preferred stock as shares of Series B Preferred stock, par value $0.01 per share (the “Series B Preferred Stock”). At the Company’s annual meeting of stockholders held on June 11, 2025 (the “Annual Meeting”), the Company’s stockholders approved an amendment and restatement of the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) in the form of the Amended and Restated Certificate of Incorporation (the “Restated Charter”) which, among other matters, authorized 1,000,000 shares to be designated as Series B Preferred Stock and 1,000,000 shares to be undesignated preferred stock, for a total of 2,000,000 shares of preferred stock and reestablished the designations, powers, preferences and relative and other special rights and the qualifications, limitations and restrictions of the preferred stock, including the Company’s Series B Preferred Stock, which, with respect to the Series B Preferred Stock and except as noted in the Company’s definitive proxy statement filed with the SEC on April 28, 2025 and as supplemented by its definitive additional materials filed with the SEC on May 20, 2025 and June 2, 2025, are substantially the same rights for the Series B Preferred Stock as are provided for pursuant to the Series B Certificate of Designation. Following the stockholders’ approval of the form of Restated Charter, the Company filed the Restated Charter with the Secretary of State of the State of Delaware on June 11, 2025. Also, with the approval of the Restated Charter, certain provisions related to the Series B Preferred Stock were revised, allowing the Series B Preferred Stock to meet the definition of permanent equity from an accounting perspective. As a result, the Company reclassified the Series B Preferred Stock from mezzanine equity to permanent equity in the second fiscal quarter of 2025.

On March 19, 2025, the Company entered into a securities purchase agreement (the “Novel Securities Agreement”) and a Note Purchase Agreement (the “Novel Note Purchase Agreement”) with Novel Inspirational International Co., Ltd. (“Novel”). Pursuant to the Novel Securities Agreement and the Novel Note Purchase Agreement, the Company issued 600,000 shares of its Series B Preferred Stock at $10.00 per share, initially convertible into 3,000,000 shares of the Company’s common stock, par value $0.01 per share and an initial convertible promissory note in an aggregate principal amount of $4,000,000 (the “Initial Novel Note”). The Initial Novel Note is convertible into 400,000 shares of the Company’s Series B Preferred Stock.

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

The Initial Novel Note has a 36-month term and will bear interest at 12% per annum. Interest on the Initial Novel Note will be payable quarterly on the first business day of each calendar quarter, beginning on July 1, 2025, in a number of shares of the common stock equal to (i) the accrued and unpaid interest due on the applicable interest payment date divided by (ii) the greater of (a) the average closing price of the common stock for each trading day after March 19, 2025 in the calendar quarter immediately preceding such interest payment date and (b) a price floor of $0.21. The Initial Novel Note is convertible at Novel’s option into shares of the Series B Preferred Stock at an initial conversion price of $10.00, subject to adjustments set forth in the Initial Novel Note. In addition, the Company incurred $0.4 million in debt issuance costs. For the three months ended April 4, 2026 and March 29, 2025, debt issuance costs of $30 thousand and $4 thousand, respectively, were recorded on a straight-line basis over the term of the loan. The accretion of debt issuance costs under that method is deemed materially consistent with the effective interest rate method.

The following represents the payments of notes payable as of April 4, 2026 (in thousands):

Fiscal Year	Payments
2026	$-
2027	-
2028	4,000
Total payments	$4,000

In addition to the Initial Novel Note, Novel has the right to purchase additional convertible promissory notes (the “Growth Notes”) in an aggregate principal amount of $10,000,000. The Growth Notes are issuable in three installments, with one third of the aggregate principal amount issuable upon each yearly anniversary. As of April 4, 2026, the Company has not issued any Growth Notes.

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

10. Stock-Based Compensation

The Company accounts for stock-based compensation granted to employees and directors, including stock option awards, restricted stock and restricted stock units (“RSUs”) in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation'. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s service period. The Company recognizes compensation expense on a ratable basis over the requisite service period of the award.

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

2008 Equity Incentive Plan, as amended.

The terms of awards granted during the three months ended April 4, 2026 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2026.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended April 4, 2026 and March 29, 2025 (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Cost of revenues	$18	$18
Research and development	24	29
Sales and marketing	65	66
General and administrative	104	100
Total stock-based compensation expense	$211	$213

Stock-based compensation expense capitalized to inventory was immaterial for the three months ended April 4, 2026 and March 29, 2025.

As of April 4, 2026, there was $0.9 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.7 years.

Summary of Stock Options

The following table summarizes stock options information during the three months ended April 4, 2026:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 3, 2026	1,921,298	$2.08
Granted	63,200	$1.23
Canceled or forfeited	(37,124)	$2.89
Outstanding as of April 4, 2026	1,947,374	$2.04	$31

The weighted average grant date fair value of the options granted was $0.70 per share for each of the three months ended April 4, 2026 and March 29, 2025.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted-average assumptions:

	Three Months Ended
	April 4, 2026	March 29, 2025
Average risk-free interest rate	3.72%	4.02%
Expected life (in years)	4.0	4.5
Dividend yield	—	—
Average volatility	73%	106%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of April 4, 2026 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,947,374	$2.04	3.88	$31
Options vested and expected to vest	1,876,042	$2.07	3.81	$29
Options exercisable	963,896	$2.89	3.13	$1

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of April 4, 2026, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. There were no options exercised during each of the three months ended April 4, 2026 and March 29, 2025.

Summary of RSUs

Information regarding RSUs activity for the three months ended April 4, 2026 is summarized below:

Number of Shares
Outstanding as of January 3, 2026	535,630
Restricted stock units released	(1,250)
Restricted stock units forfeited	(6,333)
Outstanding as of April 4, 2026	528,047

11. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC Topic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes enacted in tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $58 thousand and $12 thousand for the three months ended April 4, 2026 and March 29, 2025, respectively.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the first quarter of fiscal year 2026, based on the Company’s recent history of losses and its forecasted losses, management believes it is more likely than not that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of January 3, 2026, the Company had $1.4 million of unrecognized tax benefits, and none of the unrecognized tax benefits would result in a change in the Company’s effective tax rate if recognized in future years.

On July 4, 2025, President Trump signed the tax act referred to as The One Big Beautiful Bill (“OBBB”) Act, which includes comprehensive U.S. corporate tax legislation. The legislation includes the permanent extension and modification of provisions originally introduced under the Tax Cuts and Jobs Act of 2017 and the introduction of new provisions. Key provisions include the permanent restoration of bonus depreciation allowances, changes to the limitations on deductibility of business interest expense, and the reintroduction of immediate expensing of U.S./domestic research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period that includes the enactment date. The company has determined that new act would not have a material impact to the Company’s interim tax provision due to its valuation allowance. The Company will continue to assess the tax accounting impacts, as well as the various state legislation and conformity rules, as more information becomes available.

The Company is subject to United States federal income tax as well as to income taxes in state jurisdictions. The Company’s federal and state income tax returns are open to examination by tax authorities for three years and three to five years, respectively.

12. Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, and the release (vesting) of RSUs and awards and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options, and unvested RSUs and awards are excluded from the computation for periods in which the Company incurs a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive. Common stock equivalents consisting of incremental common stock issuable upon conversion of convertible debt and preferred shares are calculated under the if-converted method. Common stock equivalent shares from convertible debt and preferred shares are excluded from the computation for periods in which the Company incurs a net loss or if their effect would be anti-dilutive.

For the three months ended April 4, 2026 and March 29, 2025, potential shares from stock options and RSUs totaling 2,512,284 and 2,269,639 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

For each of the three months ended April 4, 2026 and March 29, 2025, potential shares from the conversion of convertible debt and preferred shares totaling 5,000,000 were excluded from the computation of diluted weighted average shares outstanding, respectively.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands except per share data):

	Three Months Ended
	April 4, 2026	March 29, 2025
Numerator:
Net loss	$(524)	$(1,686)
Denominator:
Weighted average shares of common stock (basic)	17,311	16,727
Weighted average shares of common stock (diluted)	17,311	16,727
Per share data:
Basic net loss per share	$(0.03)	$(0.10)
Diluted net loss per share	$(0.03)	$(0.10)

13. Business Segments

The Company operates in one segment: ophthalmology. The Company develops, manufactures and markets medical devices. The Company’s revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Cyclo G6	$3,643	$3,181
Retina	5,827	6,645
Other(1)	2,329	2,070
Total revenues	$11,799	$11,896

(1) Includes service contract revenues of $349 thousand and $334 thousand recognized during the three months ended April 4, 2026 and March 29, 2025, respectively. Includes $364 thousand recognized revenue related to the exclusive distribution rights during both of the three months ended April 4, 2026 and March 29, 2025. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
United States	$5,869	$5,283
Europe, Middle East and Africa	3,341	2,861
Asia/Pacific Rim	2,039	3,360
Americas, excluding the U.S.	550	392
	$11,799	$11,896

Revenues are attributed to countries based on the location of end customers.

The United States accounted for 49.7% and 44.4% of revenues for the three months ended April 4, 2026 and March 29, 2025, respectively. Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three months ended April 4, 2026 and March 29, 2025, representing 15.4% and 13.1%, respectively.

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

Our proprietary MicroPulse® Technology and Endpoint Management™ Technology are used for the treatment of glaucoma and retina disorders. Both technologies are offered as optional treatment modes in select laser consoles in addition to the standard continuous-wave (“CW”) treatment mode. They allow low-energy, subvisible, tissue-sparing laser therapy by different means: MicroPulse technology uses short, microsecond-long laser pulses that allow tissue to cool between pulses giving physicians finer control of thermal elevation to minimize tissue damage. Endpoint Management technology uses a delivery algorithm to titrate the laser energy. CW laser photocoagulation can stabilize vision over the long term but can also result in varying degrees of vision loss. Both MicroPulse and Endpoint Management technologies have demonstrated clinical efficacy with a safer profile compared to standard high-energy CW laser for the treatment of retinal diseases and glaucoma.

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

Our overall manufacturing strategy is to continuously develop and refine our processes to achieve our objectives of continuity of supply, quality of supply and margin enhancement. Over time, this may lead to in-sourcing or outsourcing certain functions in various geographic locations to achieve our objectives.

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

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions exhibit challenges that can affect capital equipment purchasing demand and timing, including recessionary fears, tariffs and retaliatory responses, trade wars, conflicts in the Middle East, lapse in government funding, healthcare reform initiatives, unexpected changes in taxes or policies, inflation concerns, changing interest rates, as well as other geopolitical developments and uncertainty, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers extend purchase decision cycles.

The macroeconomic conditions on our business and operations remain uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition.

For more information on risks associated with the current macroeconomic conditions, see the sections titled “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 3, 2026.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	April 4, 2026	March 29, 2025
Revenues	100.0%	100.0%
Cost of revenues	59.8%	57.5%
Gross margin	40.2%	42.5%
Operating expenses:
Research and development	7.7%	7.4%
Sales and marketing	21.5%	20.6%
General and administrative	13.8%	16.2%
Total operating expenses	43.0%	44.2%
Loss from operations	(2.8%)	(1.7%)
Other expense, net	(1.2%)	(12.3%)
Loss from operations before provision for income taxes	(4.0%)	(14.0%)
Provision for income taxes	0.5%	0.1%
Net loss	(4.5%)	(14.1%)

The following comparisons are between the three months ended April 4, 2026 and March 29, 2025 (in thousands):

Revenues

	Three Months Ended		Change in $	Change in %
	April 4, 2026	March 29, 2025
Cyclo G6	$3,643	$3,181	$462	14.5%
Retina	5,827	6,645	(818)	(12.3%)
Other	2,329	2,070	259	12.5%
Total revenues	$11,799	$11,896	$(97)	(0.8%)

Our total revenues decreased by $0.1 million, or 0.8%, from $11.9 million to $11.8 million. Revenue in our glaucoma and other revenue product groups increased, partially offset by a decrease in our retina products.

While we believe that the market for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns, including those from ongoing geopolitical uncertainties, including the conflicts in the Middle East, tariffs and trade wars, and other factors.

Gross Profit and Gross Margin

Gross profit decreased by $0.3 million, or 6.2% from $5.0 million to $4.7 million. Gross margin decreased by 2.3% from 42.5% to 40.2%. The decrease in gross margin was primarily due to higher manufacturing costs and increased product costs related to recent tariff developments as the Company continues its transition to lower-cost contract manufacturers.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes, responses to the evolving macroeconomic and geopolitical uncertainty, conflicts in the Middle East, including tariffs and trade wars, and other factors.

Research and Development

Research and development expenses remained relatively flat at $0.9 million. This reflects management’s continued focus on cost saving initiatives, including reduced spending on new and expanded product investments.

Sales and Marketing

Sales and marketing expenses remained relatively flat at $2.5 million. This also reflects management’s continued focus on cost saving initiatives and maintaining stable spending levels within this function.

General and Administrative

General and administrative expenses decreased by $0.3 million, or 16.0% from $1.9 million to $1.6 million. The decrease was primarily attributable to lower consulting costs, reduced deal related legal expenses, and cost savings realized from the general and administrative function transfer initiative announced in prior periods.

Other Income (Expense), Net

Other expense, net, was $0.1 million for the three months ended April 4, 2026, primarily consisting of interest and amortization of loan expenses. Other expense, net, was $1.5 million for the three months ended March 29, 2025, driven primarily by the costs associated with the Lind Note payable settlement.

Income Taxes

We recorded an income tax provision of $58 thousand and $12 thousand for the three months ended April 4, 2026 and March 29, 2025, respectively.

Liquidity, Capital Resources and Management Plans

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of April 4, 2026, we had cash and cash equivalents of $4.6 million and working capital of $11.8 million compared to cash and cash equivalents of $6.0 million and working capital of $12.0 million as of January 3, 2026.

Net cash used in operating activities was $1.3 million in the three months ended April 4, 2026 compared to net cash used in operating activities of $1.1 million in the three months ended March 29, 2025. The increase in net cash used in operating activities was primarily due to increase in loss from operations.

For the three months ended April 4, 2026, net cash used in investing activities was $0.1 million, which consisted of capital expenditures. For the three months ended March 29, 2025, net cash used in investing activities was $11 thousand, which consisted of capital expenditures.

For the three months ended April 4, 2026, net cash used in financing activities was $1 thousand, primarily related to taxes paid to net share settlement of equity awards. For the three months ended March 29, 2025, net cash from financing activities was $6.0 million. In the first fiscal quarter of 2025, we received $10 million in issuance of convertible preferred shares and convertible debt, offset by $4.0 million in early prepayment of convertible debt.

We have historically funded our operations primarily through sales of our products to customers, sales of our common stock and borrowing arrangements. As of April 4, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $4.6 million.

We have incurred net losses over the last several years, and as of April 4, 2026, have an accumulated deficit of approximately $92.9 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 4, 2026. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. If any of these risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment. We have included in Part I, Item 1A in our Annual Report on Form 10-K for the year ended January 3, 2026, which was filed with the SEC on April 2, 2026, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K with respect to the Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended April 4, 2026, the Company did not adopt or terminate, and no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	Filing No.	Exhibit	Filing Date	Filed Herewith

10.1	Lease dated March 9, 2026 by and between SFIII Hellyer, LLC and SFIII FOS Hellyer Holding, LLC and the Company.	8-K	000-27598	10.1	March 13, 2026

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.					X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					X

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

IRIDEX Corporation

Date: May 19, 2026	By:	/s/ PATRICK MERCER
		Name:	Patrick Mercer
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2026	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)