Form 10-Q
period 2026-07-04
IRIDEX CORP
filed 2026-08-18
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of August 13, 2026 was 17,564,912.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	July 4, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$4,680	$6,028
Accounts receivable, net	5,674	7,613
Receivable from related party	1,415	1,932
Inventories	9,752	7,877
Prepaid expenses and other current assets	2,437	1,802
Total current assets	23,958	25,252
Property and equipment, net	182	58
Intangible assets, net	825	984
Goodwill	965	965
Operating lease right-of-use assets, net	220	768
Other long-term assets	1,108	1,124
Total assets	$27,258	$29,151
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,650	$5,385
Payable to related party	159	117
Accrued compensation	1,634	2,340
Accrued expenses	760	608
Other current liabilities	1,683	1,899
Deferred revenue, current	2,146	2,160
Operating lease liabilities, current	141	699
Total current liabilities	13,173	13,208
Long-term liabilities:
Deferred revenue	6,078	6,801
Operating lease liabilities	77	98
Convertible note payable	3,795	3,735
Other long-term liabilities	496	387
Total liabilities	23,619	24,229
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized: 2,000,000 shares;
Issued and outstanding: 600,000 shares of Series B convertible preferred stock as of both July 4, 2026 and January 3, 2026 (liquidation preference of $6.0 million as of both July 4, 2026 and January 3, 2026)	6,000	6,000
Common stock, $0.01 par value:
Authorized: 63,500,000 shares;
Issued and outstanding 17,452,915 shares as of July 4, 2026 and 17,306,521 as of January 3, 2026	174	174
Additional paid-in capital	91,712	91,208
Accumulated other comprehensive loss	(11)	(14)
Accumulated deficit	(94,236)	(92,446)
Total stockholders’ equity	3,639	4,922
Total liabilities and stockholders’ equity	$27,258	$29,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Total revenues	$12,566	$13,571	$24,365	$25,467
Cost of revenues	8,270	8,889	15,328	15,730
Gross profit	4,296	4,682	9,037	9,737
Operating expenses:
Research and development	936	871	1,841	1,747
Sales and marketing	2,547	2,535	5,084	4,988
General and administrative	1,842	2,216	3,465	4,147
Total operating expenses	5,325	5,622	10,390	10,882
Loss from operations	(1,029)	(940)	(1,353)	(1,145)
Other expense, net	(167)	(33)	(309)	(1,502)
Loss from operations before provision for income taxes	(1,196)	(973)	(1,662)	(2,647)
Provision for income taxes	70	21	128	33
Net loss	$(1,266)	$(994)	$(1,790)	$(2,680)
Net loss per share:
Basic	$(0.07)	$(0.06)	$(0.10)	$(0.16)
Diluted	$(0.07)	$(0.06)	$(0.10)	$(0.16)
Weighted average shares used in computing net loss per common share:
Basic	17,418	16,793	17,376	16,760
Diluted	17,418	16,793	17,376	16,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net loss	$(1,266)	$(994)	$(1,790)	$(2,680)
Change in foreign currency translation adjustments	(1)	(42)	3	(64)
Comprehensive loss	$(1,267)	$(1,036)	$(1,787)	$(2,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Preferred Stock		Common Stock
For the three months ended July 4, 2026	Shares	Amount, including additional paid in capital	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders Equity
Balances, April 4, 2026	600,000	$6,000	17,395,350	$174	$91,538	$(10)	$(92,970)	$4,732
Stock-based compensation expense	—	—	—	—	212	—	—	212
Release of restricted stock, net of taxes paid	—	—	57,565	—	(38)	—	—	(38)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(1,266)	(1,266)
Balances, July 4, 2026	600,000	$6,000	17,452,915	$174	$91,712	$(11)	$(94,236)	$3,639

	Preferred Stock		Common Stock
For the six months ended July 4, 2026	Shares	Amount, including additional paid in capital	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders Equity
Balances, January 3, 2026	600,000	6,000	17,306,521	174	91,208	(14)	(92,446)	$4,922
Issuance of common shares in connection with paydown of accrued interest payable	—	—	87,949	—	120	—	—	120
Stock-based compensation expense	—	—	—	—	423	—	—	423
Release of restricted stock, net of taxes paid	—	—	58,445	—	(39)	—	—	(39)
Other comprehensive income	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(1,790)	(1,790)
Balances, July 4, 2026	600,000	$6,000	17,452,915	$174	$91,712	$(11)	$(94,236)	$3,639

	Preferred Stock		Common Stock
For the three months ended June 28, 2025	Shares	Amount, including additional paid in capital	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders Equity
Balances, March 29, 2025	—	$—	16,789,027	$174	$90,344	$29	$(89,695)	$852
Reclassification of Series B preferred stock	600,000	6,000	—	—	—	—	—	6,000
Stock-based compensation expense	—	—	—	—	257	—	—	257
Release of restricted stock, net of taxes paid	—	—	25,686	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(994)	(994)
Balances, June 28, 2025	600,000	$6,000	16,814,713	$174	$90,587	$(13)	$(90,689)	$6,059

	Preferred Stock		Common Stock
For the six months ended June 28, 2025	Shares	Amount, including additional paid in capital	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders Equity
Balances, December 28, 2024	—	$—	16,636,380	$174	$89,881	$51	$(88,009)	$2,097
Reclassification of Series B preferred stock	600,000	6,000	—	—	—	—	—	6,000
Issuance of common shares in connection with extinguishment of convertible notes payable	—	—	152,647	—	250	—	—	250
Stock-based compensation expense	—	—	—	—	470	—	—	470
Release of restricted stock, net of taxes paid	—	—	25,686	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	—	—	(2,680)	(2,680)
Balances, June 28, 2025	600,000	$6,000	16,814,713	$174	$90,587	$(13)	$(90,689)	$6,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	July 4, 2026	June 28, 2025
Operating activities:
Net loss	$(1,790)	$(2,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of convertible note payable	—	1,335
Depreciation and amortization	186	262
Amortization of operating lease right-of-use assets	548	497
Accretion of original issue discount	—	58
Amortization of debt issuance costs	60	109
Stock-based compensation	423	470
Changes in operating assets and liabilities:
Accounts receivable	1,939	(1,186)
Receivable from related party	517	(450)
Inventories	(1,875)	2,382
Prepaid expenses and other current assets	(635)	339
Other long-term assets	16	121
Accounts payable	1,265	(2,025)
Payable to related party	42	(174)
Accrued compensation	(706)	189
Accrued expenses	152	107
Deferred revenue	(737)	(670)
Operating lease liabilities	(579)	(512)
Other liabilities	13	282
Net cash used in operating activities	(1,161)	(1,546)
Investing activities:
Acquisition of property and equipment	(151)	(24)
Net cash used in investing activities	(151)	(24)
Financing activities:
Proceeds from issuance of convertible note payable	—	4,000
Payments on note payable	—	(3,961)
Proceeds from issuance of Series B preferred stock	—	6,000
Taxes paid related to net share settlements of equity awards	(39)	(14)
Net cash provided by (used in) financing activities	(39)	6,025
Effect of foreign exchange rate changes	3	(64)
Net increase (decrease) in cash and cash equivalents	(1,348)	4,391
Cash and cash equivalents, beginning of period	6,028	2,387
Cash and cash equivalents, end of period	$4,680	$6,778
Supplemental disclosure of cash flow activities:
Cash paid during the period for income taxes	$12	$24
Supplemental disclosure of non-cash activities:
Debt issuance cost	$—	$360
Issuance of common shares in connection with paydown of accrued interest payable	$120	$—
Issuance of common shares in connection with extinguishment of convertible notes payable	$—	$250

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, which was filed with the SEC on April 2, 2026. The results of operations for the three and six months ended July 4, 2026 and June 28, 2025 are not necessarily indicative of the results for the fiscal year ending January 2, 2027 or any future interim period. The three and six months ended July 4, 2026 and June 28, 2025 each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a fiscal year in order to end that year on the Saturday closest to the end of December.

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

5. Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. For each of the three months ended July 4, 2026 and June 28, 2025, $0.3 million in revenue related to the exclusive distribution rights was recorded. For each of the six months ended July 4, 2026 and June 28, 2025, $0.7 million in revenue related to the exclusive distribution rights was recorded.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable costs of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of July 4, 2026, the Company had fully recognized deferred costs incurred to obtain revenue contracts with customers, which amounts were previously included in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheet. Amortization expense was $4 thousand and $23 thousand, respectively, for each of the three and six months ended June 28, 2025. There were no impairment expenses for each of the three and six months ended July 4, 2026 and June 28, 2025.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of July 4, 2026, the Company recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.5 million, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $20 thousand and $41 thousand, respectively, for each of the three and six months ended July 4, 2026 and June 28, 2025. There were no impairment expenses for each of the three and six months ended July 4, 2026 and June 28, 2025.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in the Company's condensed consolidated balance sheets. As of July 4, 2026 and January 3, 2026, the Company was not a party to any finance lease arrangements.

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

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of the Company's customers and maintains a provision for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and six months ended July 4, 2026, one customer, Topcon, accounted for more than 10% of total revenues, representing 33% and 30%, respectively. For the three and six months ended June 28, 2025, one customer, Topcon, accounted for more than 10% of total revenues, representing 32% for each period. As of July 4, 2026 and January 3, 2026, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 20% for each period.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended July 4, 2026 and June 28, 2025, is as follows:

	Six Months Ended
	July 4, 2026	June 28, 2025
Balance, beginning of period	$8,961	$10,526
Additions to deferral	645	806
Revenue recognized	(1,382)	(1,476)
Balance, end of the period	8,224	9,856
Non-current portion of deferred revenue	6,078	7,587
Current portion of deferred revenue	$2,146	$2,269

During the six months ended July 4, 2026 and June 28, 2025, approximately $0.9 million and $1.2 million were recognized pertaining to amounts deferred as of January 3, 2026 and December 28, 2024, respectively. As of July 4, 2026, approximately $6.0 million of the non-current portion of deferred revenue and $1.5 million of the current portion of deferred revenue pertain to exclusivity distribution rights deferred revenue.

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

Implementation Costs Incurred in a Cloud Computing Service Arrangement

The Company’s enterprise resource planning (“ERP”) system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, has accounted for this arrangement as a service contract. The Company capitalized $1.1 million in implementation costs and began utilizing the ERP system near the end of the third quarter of 2023 and is recognizing amortization of the capitalized implementation costs over five years on a straight-line basis. Amortization expense was approximately $113 thousand for each of the six months ended July 4, 2026 and June 28, 2025.

Variable Interest Entities

As of July 4, 2026, the Company consolidated a foreign subsidiary in accordance with accounting standards for consolidation of variable interest entities (“VIE”). The Company consolidates the subsidiary because it is the primary beneficiary. Noncontrolling interests in the entity were immaterial as of July 4, 2026 and January 3, 2026, respectively. The Company will consolidate certain general and administrative expenses of this subsidiary. The consolidated total assets and liabilities related to the above consolidated VIE, net of intercompany eliminations, were $108 thousand and $78 thousand, respectively, as of July 4, 2026. The consolidated total assets and liabilities related to the above consolidated VIE, net of intercompany eliminations, were both $74 thousand as of January 3, 2026. The Company’s financial risk in the VIE primarily includes its equity investment in the VIE and liabilities related to an office lease.

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

The following table presents the activity in the provision for credit losses for accounts receivable by pool type for the six months ended July 4, 2026 (in thousands):

	Domestic	International	Total
Balance, beginning of period	$(78)	$(34)	$(112)
Change to provision	—	—	—
Balance, end of period	$(78)	$(34)	$(112)

The provision for credit losses for accounts receivable was approximately $0.1 million for both July 4, 2026 and January 3, 2026. The change in the provision was immaterial between the periods.

4. Related Party - Topcon

As of July 4, 2026, Topcon holds a 9.3% voting interest in the Company. It currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three and six months ended July 4, 2026, the Company’s revenues related to Topcon amounted to approximately $4.2 million and $7.4 million, respectively, including $0.3 million and $0.7 million, respectively, in recognized exclusive distribution rights revenue. During the three and six months ended June 28, 2025, the Company’s revenues related to Topcon amounted to approximately $4.5 million and $8.1 million, respectively, including $0.3 million and $0.7 million, respectively, in recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during the three and six months ended July 4, 2026 amounted to approximately $0.3 million and $0.6 million, respectively. The Company’s purchases from Topcon during the three and six months ended June 28, 2025 amounted to approximately $0 and $0.3 million, respectively. As of July 4, 2026, the amounts receivable from and payable to Topcon were $1.4 million and $0.2 million, respectively. As of January 3, 2026, the amounts receivable from and payable to Topcon were $1.9 million and $0.1 million, respectively.

5. Inventories

The components of the Company’s inventories as of July 4, 2026 and January 3, 2026 are as follows:

	July 4, 2026	January 3, 2026
Raw materials	$6,000	$4,148
Finished goods	3,752	3,729
Total inventories	$9,752	$7,877

6. Goodwill and Intangible Assets

Goodwill

The carrying value of goodwill was $1.0 million as of both July 4, 2026 and January 3, 2026.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s common stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2026 and determined that its goodwill was not impaired.

Intangible Assets

The following table summarizes the components of gross and net carrying amounts of intangible assets (in thousands):

	July 4, 2026				January 3, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relations	$340	$316	$24	1.67 Years	$340	$309	$31
Developed technology	1,899	1,221	678	2.75 Years	1,899	1,086	813
Trade names	300	177	123	3.67 Years	300	160	140
	$2,539	$1,714	$825		$2,539	$1,555	$984

Amortization expense for the six months ended July 4, 2026 and June 28, 2025 was $159 thousand and $163 thousand, respectively.

The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
Remainder of 2026 (six months)	$160
2027	319
2028	200
2029	140
2030	6
Total	$825

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of July 4, 2026 and January 3, 2026, approximate fair value because of the short maturity of these instruments.

As of July 4, 2026 and January 3, 2026, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	As of July 4, 2026				As of January 3, 2026
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$436	$—	$—	$436	$268	$—	$—	$268

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

8. Leases and Commitments and Contingencies

Operating Leases

The Company's operating leases consist of facility and office equipment leases. Operating lease expenses were $0.5 million for each of the six months ended July 4, 2026 and June 28, 2025. Cash paid for operating leases totaled $0.6 million and $0.5 million, respectively, for the six months ended July 4, 2026 and June 28, 2025. As of July 4, 2026, the weighted average discount rate used in calculating the present value of lease payments was 6.8%. As of July 4, 2026, the weighted average remaining lease term for the operating leases was 1.6 years.

The following represents maturities of operating lease liabilities as of July 4, 2026 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2026 (six months)	$121
2027	50
2028	46
2029	10
Total lease payments	227
Less: Imputed interest	(9)
Total lease liabilities	218
Non-current portion of lease liabilities	(77)
Current portion of lease liabilities	$141

Purchase Commitments

The Company’s purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of July 4, 2026, the Company’s future minimum payments through fiscal year 2028 for its purchase commitments were approximately $21.5 million, with $21.5 million committed for the next 12 months.

Indemnities

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties (generally the Company’s business partners or customers) in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual at any time after the execution of the agreement. The maximum potential amount of future payments that we could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

On March 19, 2025, the Company entered into a securities purchase agreement (the “Novel Securities Agreement”) and a Note Purchase Agreement (the “Novel Note Purchase Agreement”) with Novel Inspiration International Co., Ltd. (“Novel”). Pursuant to the Novel Securities Agreement and the Novel Note Purchase Agreement, the Company issued 600,000 shares of its Series B Preferred Stock at $10.00 per share, initially convertible into 3,000,000 shares of the Company’s common stock, par value $0.01 per share and an initial convertible promissory note in an aggregate principal amount of $4,000,000 (the “Initial Novel Note”). The Initial Novel Note is convertible into 400,000 shares of the Company’s Series B Preferred Stock.

Concurrently with the purchase of the shares of Series B Preferred Stock and the issuance of the Initial Novel Note, the Company also entered into an Investor Rights Agreement and an amendment to the Investor Rights Agreement (together, the “Rights Agreement”) with Novel, pursuant to which the Company has agreed to, among other matters, grant Novel certain rights, including: (i) registration rights and indemnification obligations related thereto; (ii) subject to certain restrictions (including satisfying certain beneficial ownership thresholds), the right to appoint and maintain two individuals to the Company’s board of directors; and (iii) the right to approve certain corporate actions of the Company.

The Initial Novel Note has a 36-month term and will bear interest at 12% per annum. Interest on the Initial Novel Note will be payable quarterly on the first business day of each calendar quarter, beginning on July 1, 2025, in a number of shares of the common stock equal to (i) the accrued and unpaid interest due on the applicable interest payment date divided by (ii) the greater of (a) the average closing price of the common stock for each trading day after March 19, 2025 in the calendar quarter immediately preceding such interest payment date and (b) a price floor of $0.21. The Initial Novel Note is convertible at Novel’s option into shares of the Series B Preferred Stock at an initial conversion price of $10.00, subject to adjustments set forth in the Initial Novel Note. In addition, the Company incurred $0.4 million in debt issuance costs. For the six months ended July 4, 2026 and June 28, 2025, debt issuance costs of $60 thousand and $34 thousand, respectively, were recorded on a straight-line basis over the term of the loan. The accretion of debt issuance costs under that method is deemed materially consistent with the effective interest rate method.

The following represents the payments of notes payable as of July 4, 2026 (in thousands):

Fiscal Year	Payments
2026	$-
2027	-
2028	4,000
Total payments	$4,000

In addition to the Initial Novel Note, Novel has the right to purchase additional convertible promissory notes (the “Growth Notes”) in an aggregate principal amount of $10,000,000. The Growth Notes are issuable in three installments, with one third of the aggregate principal amount issuable upon each yearly anniversary. As of July 4, 2026, the Company has not issued any Growth Notes.

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

2008 Equity Incentive Plan, as amended.

The terms of awards granted during the six months ended July 4, 2026 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2026.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended July 4, 2026 and June 28, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Cost of revenues	$6	$21	$24	$39
Research and development	5	34	29	63
Sales and marketing	54	77	119	143
General and administrative	147	125	251	225
Total stock-based compensation expense	$212	$257	$423	$470

Stock-based compensation expense capitalized to inventory was immaterial for the six months ended July 4, 2026 and June 28, 2025.

As of July 4, 2026, there was $0.7 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.1 years.

Summary of Stock Options

The following table summarizes stock options information during the six months ended July 4, 2026:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 3, 2026	1,921,298	$2.08
Granted	70,900	$1.21
Canceled or forfeited	(107,953)	$3.75
Outstanding as of July 4, 2026	1,884,245	$1.95	$138

The weighted average grant date fair value of the options granted was $0.69 and $0.50 per share for the six months ended July 4, 2026 and June 28, 2025.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Average risk-free interest rate	3.72%	3.81%	3.72%	3.83%
Expected life (in years)	4.0	3.35	4.0	3.46
Dividend yield	—	—	—	—
Average volatility	73%	74%	73%	77%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of July 4, 2026 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,884,245	$1.95	4.40	$138
Options vested and expected to vest	1,830,567	$1.98	4.35	$130
Options exercisable	1,381,834	$2.25	3.88	$70

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of July 4, 2026, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. There were no options exercised during the six months ended July 4, 2026 and June 28, 2025.

Summary of RSUs

Information regarding RSUs activity for the six months ended July 4, 2026 is summarized below:

Number of Shares
Outstanding as of January 3, 2026	535,630
Restricted stock units released	(94,074)
Restricted stock units forfeited	(10,083)
Outstanding as of July 4, 2026	431,473

11. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC Topic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes enacted in tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $128 thousand and $33 thousand for the six months ended July 4, 2026 and June 28, 2025, respectively.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the second quarter of fiscal year 2026, based on the Company’s recent history of losses and its forecasted losses, management believes it is more likely than not that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

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

For the three months ended July 4, 2026 and June 28, 2025, potential shares from stock options and RSUs totaling 2,408,508 and 2,350,431 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the six months ended July 4, 2026 and June 28, 2025, potential shares from stock options and RSUs totaling 2,460,396 and 2,999,548 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

For each of the three and six months ended July 4, 2026 and June 28, 2025, potential shares from the conversion of convertible debt and preferred shares totaling 5,000,000 were excluded from the computation of diluted weighted average shares outstanding, respectively.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands except per share data):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Numerator:
Net loss	$(1,266)	$(994)	$(1,790)	$(2,680)
Denominator:
Weighted average shares of common stock (basic)	17,418	16,793	17,376	16,760
Weighted average shares of common stock (diluted)	17,418	16,793	17,376	16,760
Per share data:
Basic net loss per share	$(0.07)	$(0.06)	$(0.10)	$(0.16)
Diluted net loss per share	$(0.07)	$(0.06)	$(0.10)	$(0.16)

13. Business Segments

The Company operates in one segment: ophthalmology. The Company develops, manufactures and markets medical devices. The Company’s revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Cyclo G6	$3,920	$3,294	$7,563	$6,475
Retina	6,485	8,047	12,312	14,692
Other(1)	2,161	2,230	4,490	4,300
Total revenues	$12,566	$13,571	$24,365	$25,467

(1) Includes service contract revenues of $305 thousand and $277 thousand and $654 thousand and $611 thousand recognized during the three and six months ended July 4, 2026 and June 28, 2025, respectively. Includes $0.3 million and $0.7 million recognized revenue related to the exclusive distribution rights during both of the three and six months ended July 4, 2026 and June 28, 2025, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
United States	$5,129	$5,760	$10,998	$11,043
Europe, Middle East and Africa	3,453	3,653	6,794	6,514
Asia/Pacific Rim	3,409	3,675	5,448	7,035
Americas, excluding the U.S.	575	483	1,125	875
	$12,566	$13,571	$24,365	$25,467

Revenues are attributed to countries based on the location of end customers.

The United States accounted for 40.8% and 42.4% of revenues for the three months ended July 4, 2026 and June 28, 2025, respectively, and 45.1% and 43.4% for the six months ended July 4, 2026 and June 28, 2025, respectively. Other than the United States, China, Japan, and the Netherlands accounted for at least 10% of the Company’s revenues during the three months ended July 4, 2026 and June 28, 2025, representing less than 10%, 14%, 15%, and 15%, representing less than 10%, 12%, respectively. Other than the United States, China and the Netherlands accounted for at least 10% of the Company’s revenues during the six months ended July 4, 2026 and June 28, 2025, representing less than 10% and 15%, and 12% and 12%, respectively.

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

Ophthalmologists typically use our laser systems in hospital operating rooms and ambulatory surgical centers, as well as their offices and clinics. In operating rooms and ambulatory surgical centers, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a single-use consumable probe, including MicroPulse P3®, G-Probe® and G-Probe Illuminate® delivery devices, and EndoProbe handpieces. In offices and clinics, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a slit-lamp adapter. Our proprietary MicroPulse® and Continuous Wave laser therapies for glaucoma have been adopted by physicians around the globe as effective tools for managing and slowing the progression of glaucoma.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.8%	65.5%	62.9%	61.8%
Gross margin	34.2%	34.5%	37.1%	38.2%
Operating expenses:
Research and development	7.4%	6.4%	7.6%	6.9%
Sales and marketing	20.3%	18.7%	20.9%	19.6%
General and administrative	14.7%	16.3%	14.2%	16.3%
Total operating expenses	42.4%	41.4%	42.7%	42.8%
Loss from operations	(8.2%)	(6.9%)	(5.6%)	(4.6%)
Other expense, net	(1.3%)	(0.2%)	(1.3%)	(5.9%)
Loss from operations before provision for income taxes	(9.5%)	(7.1%)	(6.9%)	(10.5%)
Provision for income taxes	0.6%	0.2%	0.5%	0.1%
Net loss	(10.1%)	(7.3%)	(7.4%)	(10.6%)

The following comparisons are between the three months ended July 4, 2026 and June 28, 2025 (in thousands):

Revenues

	Three Months Ended		Change in $	Change in %
	July 4, 2026	June 28, 2025
Cyclo G6	$3,920	$3,294	$626	19.0%
Retina	6,485	8,047	(1,562)	(19.4%)
Other	2,161	2,230	(69)	(3.1%)
Total revenues	$12,566	$13,571	$(1,005)	(7.4%)

Our total revenues decreased by $1.0 million, or 7.4%, from $13.6 million to $12.6 million. Revenue in our retina and other revenue product groups decreased, partially offset by an increase in our glaucoma product group.

While we believe that the market for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns, including those from ongoing geopolitical uncertainties, including the conflicts in the Middle East, tariffs and trade wars, and other factors.

Gross Profit and Gross Margin

Gross profit decreased by $0.4 million, or 8.2% from $4.7 million to $4.3 million. Gross margin decreased by 0.3% from 34.5% to 34.2%. The decrease in gross margin was primarily due to higher manufacturing costs and increased product costs related to recent tariff developments as the Company continues its transition to lower-cost contract manufacturers.

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

General and Administrative

General and administrative expenses decreased by $0.4 million, or 16.9% from $2.2 million to $1.8 million. The decrease primarily reflects cost savings realized from the previously announced general and administrative function transfer initiative and lower severance expense compared to the prior fiscal year.

Other Income (Expense), Net

Other expense, net, was $167 thousand and $33 thousand, respectively, for the three months ended July 4, 2026 and June 28, 2025, primarily consisting of interest and amortization of loan expenses.

Income Taxes

We recorded an income tax provision of $70 thousand and $21 thousand for the three months ended July 4, 2026 and June 28, 2025, respectively.

The following comparisons are between the six months ended July 4, 2026 and June 28, 2025 (in thousands):

Revenues

	Six Months Ended		Change in $	Change in %
	July 4, 2026	June 28, 2025
Cyclo G6	$7,563	$6,475	$1,088	16.8%
Retina	$12,312	$14,692	(2,380)	(16.2%)
Other	$4,490	$4,300	190	4.4%
Total revenues	$24,365	$25,467	$(1,102)	(4.3%)

Our total revenues decreased by $1.1 million, or 4.3%, from $25.5 million to $24.4 million. Revenue in our retina product group decreased, partially offset by an increase in our glaucoma and other revenue product groups.

While we believe that the market for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns, including those from ongoing geopolitical uncertainties, including the conflicts in the Middle East, tariffs and trade wars, and other factors.

Gross Profit and Gross Margin

Gross profit decreased by $0.7 million, or 7.2% from $9.7 million to $9.0 million. Gross margin decreased by 1.1% from 38.2% to 37.1%. The decrease in gross margin was primarily due to higher manufacturing costs and increased product costs related to recent tariff developments as the Company continues its transition to lower-cost contract manufacturers.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes, responses to the evolving macroeconomic and geopolitical uncertainty, conflicts in the Middle East, including tariffs and trade wars, and other factors.

Research and Development

Research and development expenses increased $0.1 million from $1.7 million to $1.8 million, primarily due to increased personnel costs associated with higher headcount.

Sales and Marketing

Sales and marketing expenses increased $0.1 million from $5.0 million to $5.1 million. The increase was primarily attributable to higher personnel-related costs resulting from increased average headcount.

General and Administrative

General and administrative expenses decreased by $0.6 million, or 16.4% from $4.1 million to $3.5 million. The decrease primarily reflects lower consulting costs, cost savings realized from the previously announced general and administrative function transfer initiative, and lower severance expense compared to the prior fiscal year.

Other Income (Expense), Net

Other expense, net, was $0.3 million for the six months ended July 4, 2026, primarily consisting of interest and amortization of loan expenses. Other expense, net, was $1.5 million for the six months ended June 28, 2025, driven primarily by the costs associated with the Lind Note payable settlement.

Income Taxes

We recorded an income tax provision of $128 thousand and $33 thousand for the six months ended July 4, 2026 and June 28, 2025, respectively.

Liquidity, Capital Resources and Management Plans

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of July 4, 2026, we had cash and cash equivalents of $4.7 million and working capital of $10.8 million compared to cash and cash equivalents of $6.0 million and working capital of $12.0 million as of January 3, 2026.

Net cash used in operating activities was $1.2 million in the six months ended July 4, 2026 compared to net cash used in operating activities of $1.5 million in the six months ended June 28, 2025. The decrease primarily reflects lower operating losses, partially offset by increased purchases of safety stock inventory.

For the six months ended July 4, 2026, net cash used in investing activities was $0.1 million, which consisted of capital expenditures. For the six months ended June 28, 2025, net cash used in investing activities was $24 thousand, which consisted of capital expenditures.

For the six months ended July 4, 2026, net cash used in financing activities was $39 thousand, primarily related to taxes paid related to net share settlement of equity awards. For the six months ended June 28, 2025, net cash from financing activities was $6.0 million. In the first fiscal quarter of 2025, we received $10 million in issuance of convertible preferred shares and convertible debt, offset by $4.0 million in early prepayment of convertible debt.

We have historically funded our operations primarily through sales of our products to customers, sales of our common stock and borrowing arrangements. As of July 4, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $4.7 million. We have incurred net losses over the last several years, and as of July 4, 2026, have an accumulated deficit of approximately $94.2 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 4, 2026. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. If any of these risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment. We have included in Part I, Item 1A in our Annual Report on Form 10-K for the year ended January 3, 2026, which was filed with the SEC on April 2, 2026, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Except as indicated below, there have been no material changes from the disclosure provided in the Form 10-K with respect to the Risk Factors.

Tension and potential disagreements between a majority of our board of directors and other board members that are affiliated with our largest shareholder could adversely affect our business, strategy, operating results, and financial condition and this has the potential to distract from or otherwise impact the board’s direction provided to management.

As disclosed in our Current Report on Form 8-K filed on July 16, 2026, which is incorporated herein by reference as Exhibit 99.1, certain members of our board of directors have expressed diverging views and potentially alternative agendas with respect to certain matters concerning the Company and its future direction. The board is continuing to engage in constructive efforts to resolve these differences and improve constructive collaboration. If these disagreements are not resolved, however, they could create ongoing uncertainty regarding the Company's leadership, governance, operations, strategy and direction provided to management. Ongoing tensions may result in the resignation of one or more directors or the nomination of replacement or alternative directors by Novel Inspiration International Co., Ltd, the Company's largest stockholder. Any of these developments could adversely affect our business, operating results and financial condition, and may result in, among other things: (a) increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs; (b) uncertainties as to our future direction, which could result in the loss of potential business opportunities and could make it more difficult to attract, retain, or motivate qualified personnel, and strain relationships with investors and customers; (c) reduction or delay in our ability to effectively execute our current business strategy and to implement new strategies; and (d) fluctuations in our stock price based upon temporary or speculative market perceptions rather than the Company's underlying business fundamentals. The Board remains actively focused on its fiduciary duties minimizing further disruptions caused by the recent actions of our largest investor, and supports the company’s strategic direction, execution of our near- and long-term business goals.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended July 4, 2026, the Company did not adopt or terminate, and no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	Filing No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

99.1	Letter to David Lin and Novel Inspiration International Co., Ltd., dated July 3, 2026.	8-K	000-27598	99.1	July 16, 2026

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.					X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					X

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

IRIDEX Corporation

Date: August 18, 2026	By:	/s/ PATRICK MERCER
		Name:	Patrick Mercer
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2026	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)